Form 10-Q
period 2013-10-31
Violin Memory Inc
filed 2013-12-09
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001- 36069

VIOLIN MEMORY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3940944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4555 Great America Parkway Santa Clara, California	95054
(Address of Principal Executive Offices)	(Zip Code)

(650) 396-1500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2013, 82,475,181 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	October 31, 2013	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$82,429	$17,378
Short-term investments	51,753	—
Accounts receivable, net (including amounts due from a related party of $175 and $1,881 as of October 31, 2013 and January 31, 2013, respectively)	23,404	22,012
Inventory	34,372	24,089
Other current assets	4,831	6,020

Total current assets	196,789	69,499
Property and equipment, net	14,376	13,098
Other assets	6,153	5,553

	$217,318	$88,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including amounts due to a related party of $4,884 and $6,808 as of October 31, 2013 and January 31, 2013, respectively)	$20,716	$15,275
Accrued liabilities	18,795	15,133
Deferred revenue (including amounts received from a related party of $11,912 and $229 as of October 31, 2013 and January 31, 2013, respectively)	24,236	6,916

Total current liabilities	63,747	37,324
Long-term deferred revenue	11,794	6,102

Total liabilities	75,541	43,426

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares and 0 shares authorized as of October 31, 2013 and January 31, 2013; no shares issued and outstanding	—	—
Convertible preferred stock, $0.0001 par value, 0 and 111,000 shares authorized as of October 31, 2013 and January 31, 2013, respectively; and 0 and 91,570 shares issued and outstanding as of October 31, 2013 and January 31, 2013, respectively	—	9
Common stock, $0.0001 par value, 1,000,000 and 250,000 shares authorized as of October 31, 2013 and January 31, 2013, respectively; 82,475 and 15,614 shares issued and outstanding as of October 31, 2013 and January 31, 2013, respectively	8	4
Additional paid-in capital	437,890	247,531
Accumulated other comprehensive loss	(23)	(7)
Accumulated deficit	(296,098)	(202,813)

Total stockholders’ equity	141,777	44,724

	$217,318	$88,150

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue:
Product revenue (including related party sales of $2,479 and $1,894 for the three months ended October 31, 2013 and 2012, respectively; and $4,724 and $3,231 for the nine months ended October 31, 2013 and 2012, respectively)	$21,416	$19,325	$67,489	$48,380
Service revenue (including related party sales of $3,094 and $21 for the three months ended October 31, 2013 and 2012, respectively; and $3,279 and $21 for the nine months ended October 31, 2013 and 2012, respectively)	6,890	1,271	12,120	2,518

Total revenue	28,306	20,596	79,609	50,898

Cost of revenue:
Cost of product revenue (including related party purchases of $7,842 and $6,479 for the three months ended October 31, 2013 and 2012, respectively; and $21,117 and $21,254 for the nine months ended October 31, 2013 and 2012, respectively) (1)	10,555	10,330	37,293	26,090
Cost of service revenue (1)	2,382	1,354	5,704	2,878

Total cost of revenue	12,937	11,684	42,997	28,968

Gross profit	15,369	8,912	36,612	21,930

Operating expenses :
Sales and marketing (1)	21,299	15,568	58,175	40,454
Research and development (1)	20,111	14,061	54,845	39,076
General and administrative (1)	6,627	4,606	14,777	15,956
Litigation settlement	350	—	350	—

Total operating expenses	48,387	34,235	128,147	95,486

Loss from operations	(33,018)	(25,323)	(91,535)	(73,556)
Other expense, net	(17)	(43)	(303)	(59)
Interest expense	(1,060)	—	(1,402)	(31)

Loss before income taxes	(34,095)	(25,366)	(93,240)	(73,646)
Income taxes	18	33	45	48

Net loss	$(34,113)	$(25,399)	$(93,285)	$(73,694)

Net loss per share of common stock, basic and diluted	$(0.85)	$(1.79)	$(3.92)	$(5.58)

Shares used to compute net loss per share of common stock, basic and diluted	40,362	14,196	23,809	13,216

(1) Includes stock-based compensation expense as follows: (Note 7):
Cost of product revenue	$37	$20	$76	$37
Cost of service revenue	124	243	775	345
Sales and marketing	2,101	1,356	5,381	2,895
Research and development	1,828	919	4,448	2,227
General and administrative	4,165	1,575	7,519	7,207

	$8,255	$4,113	$18,199	$12,711

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(34,113)	$(25,399)	$(93,285)	$(73,694)
Foreign currency translation adjustments, net of tax*	(27)	(26)	(26)	52
Unrealized holding gains on investments, net of tax*	10	—	10	—

Comprehensive loss	$(34,130)	$(25,425)	$(93,301)	$(73,642)

*	Reclassification adjustments were not significant during each of the three and nine months ended October 31, 2013 and 2012.

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(93,285)	$(73,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,737	6,816
Provision for excess and obsolete inventory	587	1,116
Debt accretion cost	174	—
Stock-based compensation	18,199	12,711
Changes in operating assets and liabilities, net:
Accounts receivable	(1,392)	(6,270)
Inventory	(13,458)	(11,266)
Other assets	(258)	(333)
Accounts payable	3,375	(4,860)
Accrued liabilities	2,659	4,880
Deferred revenue	23,012	7,091

Net cash used in operating activities	(51,650)	(63,809)

Cash flows from investing activities:
Purchase of property and equipment	(5,895)	(9,521)
Purchase of cost method investments	(604)	(3,600)
Purchase of short-term investments	(51,743)	—

Net cash used in investing activities	(58,242)	(13,121)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,160	2,698
Proceeds from issuance of preferred stock, net of issuance costs	20,953	78,261
Proceeds from debt and line of credit, net of issuance costs	20,078	—
Repayment of debt and lines of credit	(20,500)	—
Proceeds from initial public offering, net of issuance costs	149,473	—
Repurchase of stock	(729)	—
Proceeds from exercise of common stock options	508	150

Net cash provided by financing activities	174,943	81,109

Net increase in cash and cash equivalents	65,051	4,179
Cash and cash equivalents at beginning of period	17,378	22,604

Cash and cash equivalents at end of period	$82,429	$26,783

Supplemental disclosure of other cash flow information:
Taxes paid	$39	$1
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	2,589	3,045
Conversion of notes payable and accrued interest to convertible preferred stock	—	3,415
Settlement of loan receivable from officer in lieu of bonus payment	—	1,000
Issuance of Series D convertible preferred stock in connection with litigation	—	1,400
Vesting of early stock option exercises	91	—
Unpaid initial public offering costs	1,603	—
Conversion of convertible notes to common stock	5,203	—

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Description of Business

Violin Memory, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2005 under the name Violin Technologies, Inc. The Company re-incorporated as Violin Memory, Inc. in the State of Delaware on April 11, 2007. The Company is a developer and supplier of high-performance, persistent memory-based storage systems that are designed to bring storage performance in line with high-speed applications, servers and networks. These Flash Memory Arrays are specifically designed at each level of the system architecture, starting with memory and optimized through the array, to leverage the inherent capabilities of flash memory. These systems’ embedded software function together with the hardware to deliver their essential functionality. The Company is also a developer and supplier of Velocity PCIe Flash Memory Cards designed to leverage its persistent memory architecture in servers. The Company also recently introduced the Violin Symphony Management Software Suite and Maestro Memory Services Software Suite as software offerings enhancing the process to manage, monitor and protect application data in the enterprise data center. The Company sells its products through its global direct sales force, systems vendors, resellers and other channel partners. The Company operates in a single business segment.

On September 12, 2013, the Company effected a two-for-one reverse stock split to its common stock for all stockholders of record as of September 12, 2013 with an automatic adjustment to the conversion ratio of the outstanding shares of convertible preferred stock to reflect the same reverse stock split ratio upon conversion of the convertible preferred stock into common stock. Based on the adjusted conversion ratio, two outstanding shares of preferred stock converted into one share of common stock, except for Series D convertible preferred stock for which every two shares converted into 1.016998402 shares of common stock. All information related to common stock, stock options, RSUs and earnings per share for prior periods has been retroactively adjusted to give effect to the two-for-one reverse stock split.

On October 2, 2013, the Company closed its initial public offering, or IPO, of 18,000,000 shares of its common stock sold by the Company. The public offering price of the shares sold in the IPO was $9.00 per share. The total gross proceeds from the IPO to the Company were $162 million. After deducting underwriting discounts and commissions and IPO costs payable by the Company, the aggregate net proceeds to the Company totaled $145.8 million. During the fourth quarter of fiscal 2013, the Company had paid IPO costs of $2.1 million which were recorded in the condensed consolidated statement of cash flows as deferred IPO costs in that period. As of October 31, 2013, IPO costs of $1.6 million remained unpaid and these costs are expected to be paid in the Company’s fourth fiscal quarter. On November 1, 2013, the option held by the underwriters to purchase 2,700,000 additional shares of common stock from the Company at the public offering price, less underwriting discounts and commissions, expired.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on September 27, 2013. The results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the year ended January 31, 2014 or for other interim periods or for future years.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its significant estimates, including those related to estimated selling prices for elements sold in multiple-element revenue arrangements, product warranty, determination of the fair value of stock options, carrying values of inventories, liabilities for unrecognized tax benefits and deferred income tax asset valuation allowances. The Company also uses estimates in determining the useful lives of property and equipment and in its provision for doubtful accounts. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies have been described in Note 1 to the consolidated financial statements included in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on September 27, 2013. With exception of the discussion below, there have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Investments

The Company classifies its investments as available-for-sale at the time of purchase since it is the Company’s intent that these investments are available for current operations, and includes these investments on the condensed consolidated balance sheet as short-term or long-term investments depending on their maturity and management’s intention with regard to the utilization of these investments, as needed, to fund current operations. As of October 31, 2013, all investments have been classified as short-term.

Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 20% and 24% of revenue for the three months ended October 31, 2013 and 2012, respectively, and 13% of revenue for the nine months ended October 31, 2012. No single customer accounted for 10% of more of the Company’s revenue for the nine months ended October 31, 2013. Revenue from our five largest customers for the three months ended October 31, 2013 and 2012 was 41% and 45%, respectively, and 32% and 43% for the nine months ended October 31, 2013 and 2012, respectively. As a consequence of our limited number of customers and the concentrated nature of their purchases, our revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding the presentation of comprehensive income. The new guidance requires an entity to present the effects on net income line items of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. An entity shall provide this information either on the face of the consolidated financial statements or in the notes to the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance effective February 1, 2013 did not result in a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective prospectively for the Company beginning in the first quarter of fiscal 2015. The Company does not expect the adoption of this accounting standard update will have a material impact on its condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

The following table shows the components of inventory as of the dates presented (in thousands):

	October 31, 2013	January 31, 2013
Raw materials	$11,202	$4,067
Finished goods	23,170	20,022

	$34,372	$24,089

Property and equipment, net

The following table shows the components of property and equipment as of the dates presented (in thousands):

	October 31, 2013	January 31, 2013
Laboratory equipment	$28,591	$20,588
Computer hardware and software	9,706	7,620
Office furniture	305	219
Leasehold improvements	137	676

	38,739	29,103
Less: accumulated depreciation	(24,363)	(16,005)

	$14,376	$13,098

Depreciation expense (including amortization of leasehold improvements) was $3.3 million and $1.6 million for the three months ended October 31, 2013 and 2012, respectively, and $8.7 million and $6.8 million for the nine months ended October 31, 2013 and 2012, respectively.

Accrued liabilities

The following table shows the components of accrued liabilities as of the dates presented (in thousands):

	October 31, 2013	January 31, 2013
Compensation and benefits	$9,821	$6,915
Professional fees	3,113	2,855
Warranty	1,298	994
Other	4,563	4,369

	$18,795	$15,133

3. Fair Value Measurements

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company measures its financial assets and liabilities at fair value. The inputs used in the valuation methodologies in measuring fair value are defined in the fair value hierarchy as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3	Inputs are unobservable inputs based on the Company’s assumptions.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	October 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$47,516	$—	$—	$47,516
Commercial paper	—	5,250	—	5,250
Treasury bills	—	18,000	—	18,000

Total cash equivalents	47,516	23,250	—	70,766
Short term investments:
Corporate debt securities	—	4,830	—	4,830
U.S. government and agency obligations	—	29,673	—	29,673
Municipal obligations	—	9,753	—	9,753
Commercial paper	—	7,497	—	7,497

Total short term investments	—	51,753	—	51,753

	$47,516	$75,003	$—	$122,519

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and federal and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes.

No financial assets and liabilities measured at fair value on a recurring basis were held by the Company as of January 31, 2013. There have been no transfers between Level 1 and 2 during the three and nine months ended October 31, 2013.

No assets or liabilities measured at fair value on a nonrecurring basis were held by the Company as of October 31, 2013 or January 31, 2013.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

4. Investments

Short term investments at October 31, 2013 consist of U.S. corporate debt securities, U.S. government and municipal debt and agency obligations and commercial paper.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated comprehensive loss. Realized gains or losses are recorded based on the specific identification method. During the three and nine months ended October 31, 2013, the Company’s realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below (in thousands):

	October 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimate Fair Value
Corporate debt securities	$4,829	$2	$—	$4,831
U.S. government and agency obligations	29,667	9	(4)	29,672
Municipal obligations	9,750	3	—	9,753
Commercial paper	7,497	—	—	7,497

	$51,743	$14	$(4)	$51,753

The amortized cost and fair value of investments held as of October 31, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$42,709	$42,717
Due within one to two years	9,034	9,036

	$51,743	$51,753

5. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended October 31, 2013 and 2012 was $18,000 and $33,000, respectively, and $45,000 and $48,000 for the nine months ended October 31, 2013 and 2012, respectively. As of October 31, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

The Company has a full valuation allowance against its net operating losses and research and development credits for both federal and state purposes. Utilization of the net operating loss carry forwards and credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of October 31, 2013, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

6. Equity Award Plans

The 2012 Stock Plan

In November 2012, the Company’s stockholders approved the adoption of the of the 2012 Stock Incentive Plan (the “2012 Stock Plan”) as the successor plan to the 2005 Stock Plan effective at the completion of the Company’s IPO. Unexercised options under the 2005 Plan that cancel due to a grantee’s termination may be reissued under the 2012 Stock Plan. Under the 2012 Stock Plan, stock options, restricted shares, restricted stock units, and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 100% of the fair value on the date of grant. These share awards and options generally expire ten years from the date of grant. Such share awards and options generally vest ratably over three to four years.

Shares authorized under the 2012 Plan includes shares subject to outstanding awards and shares subject to vesting restrictions under the Company’s 2005 Plan and 7,500,000 shares which were authorized under the 2012 Plan. The reserve will automatically increase on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount determined by the Board of Directors. The 2012 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time.

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

		Outstanding Options
	Shares		Weighted- average	Weighted- average	Aggregate
	Available	Number of	Exercise Price	Remaining	Intrinsic
	for Grant	Options	per Share	Contractual Life	Value (1)
Balances, January 31, 2013	4,858	6,067	$0.94	$8.31	$42,096
Additional shares authorized	7,500	—
RSUs granted	(6,208)	—
RSUs cancelled/forfeited	1,333	—
Options granted	(305)	305	$8.79
Options exercised	—	(576)	$0.89
Options forfeited	364	(364)	$1.21
Repurchase of shares	97	—

Balances, October 31, 2013	7,639	5,432	$1.38	$7.51	$29,300

Options vested and expected to vest - October 31, 2013		5,222	$1.30	$7.51	$28,463
Options exercisable – October 31, 2013		4,559	$0.89	$7.52	$26,267

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

Restricted Stock Units

The Company’s outstanding restricted stock units, or RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over three to four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change in control transaction or the earlier of (a) 181 days following the completion of an initial public offering or (b) the March 15th of the year following the completion of an initial public offering. The liquidity condition will be satisfied on March 15, 2014. RSUs for which the service condition has been satisfied are not forfeited should an employee terminate prior to the liquidity condition being met. Share-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period.

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

		Weighted-
	Number	average	Aggregate
	of RSUs	grant date	intrinsic
	outstanding	fair value	value (1)
Balance, January 31, 2013	8,463	$6.52	$63,469
RSUs granted	6,208	8.19
RSUs vested	(100)	6.11
RSUs cancelled/forfeited	(1,295)	7.06

Balance, October 31, 2013	13,276	$7.17	$88,285

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

As of October 31, 2013, the outstanding restricted stock units include 3.3 million of RSUs for which the service condition was satisfied and will vest on March 15, 2014 upon satisfaction of the liquidity condition.

Under net settlement procedures applicable to the March 15, 2014 vesting date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock. Outstanding restricted stock units of 4.7 million shares are expected to vest on March 15, 2014 upon satisfaction of both the service condition through that date and liquidity condition as discussed above.

Non-employee Stock Options and Awards

The Company granted 5,000 stock options to non-employees in the nine months ended October 31, 2013. No options were granted to non-employees for the nine months ended October 31, 2012. For the nine months ended October 31, 2013 and 2012, the Company granted 292,500 and 240,000 restricted shares of common stock to non-employees, respectively.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). A total of 1,000,000 shares have been reserved for issuance under the 2012 Purchase Plan, and the number of shares available for issuance under the 2012 Purchase Plan automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares. The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 27 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or in the case of an offering period that commences on the IPO, 85% of the price at which one share of stock was offered to the public in the IPO, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan at any time.

7. Stock-Based Compensation

As of October 31, 2013, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $56.4 million. The Company expects to amortize $6.3 million in the fourth quarter of fiscal 2014, $23.8 million in fiscal 2015, $16.0 million in fiscal 2016 and $10.3 million in fiscal 2017. There was no capitalized stock-based compensation expense for any period presented.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options and purchase rights under the ESPP. This model requires the input of highly subjective assumptions included the expected term of the option, expected stock price volatility, dividend yield and risk-free interest rate. The Company used the following assumptions:

Employee stock options	Three and Nine Months Ended October 31, 2013
Expected life of options (in years)	4.6
Expected volatility	50.2%
Risk-free interest rate	1.5%
Dividend yield	0%

Employee stock purchase plan	Three and Nine Months Ended October 31, 2013
Expected life (in years)	2.18
Expected volatility	45.6%
Risk-free interest rate	0.12%
Dividend yield	0%

During the three months ended October 31, 2013, the Company modified 225,000 options issued to a non-employee, accelerating the vesting of the award. The Company recognized a charge of $2.0 million within general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended October 31, 2013 relating to this modification.

8. Commitments and Contingencies

Litigation

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed suit against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees of $10 million, as well as interest, damages and attorney’s fees. The Company filed a response to the amended complaint on October 2, 2013, again denying the allegations. The parties are currently conducting discovery. Trial in the matter is scheduled for July 2014. The Company believes the asserted claims are without merit and intend to vigorously defend itself.

Beginning on November 26, 2013, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of present or former directors and officers, and several underwriters of the Company’s September 27, 2013 initial public offering, or IPO. The complaints purport to assert claims under the federal securities laws on behalf of purchasers of the Company’s common stock issued in the IPO or purchased in the market through November 21, 2013, and seek damages in an unspecified amount and other relief. The Company believes the asserted claims are without merit and intend to vigorously defend ourselves.

Indemnification

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 31, 2013 and January 31, 2013.

The Company may, in the ordinary course of business, agree to defend and indemnify some customers against legal claims that the Company’s products infringe on certain U.S. patents or copyrights. The terms of such obligations may vary. To date, the Company has not been required to make any payments resulting from such infringement indemnifications and no amounts have been accrued for such matters.

Other Contingencies

From time to time, the Company may become involved in legal proceeding or other claims and assessments arising in the ordinary course of business. The Company is not currently a party to any litigation matters, except as discussed above, which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

9. Related-Party Transactions

Toshiba

As of October 31, 2013, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock or 11% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company applied ASC 605-25 to identify the deliverables. The Company concluded that the deliverables are development services, sample PCIe cards and support services for the sample PCIe cards. The Company recognized $3.0 million of revenue related to development of PCIe cards and $1.4 million of revenue related to sample products during the three and nine months ended October 31, 2013 as determined on a relative fair value basis. The remaining $11.6 million prepayment is classified as short-term deferred revenue on the accompanying condensed consolidated balance sheet as of October 31, 2013.

All amounts related to the services or the sample PCIe cards that have not been completed as of August 31, 2014 are refundable and must be repaid to Toshiba by September 15, 2014. Further, this arrangement states that if a separate OEM Supply and Manufacturing License Agreement is not signed between both parties by April 30, 2014, all amounts related to incomplete milestones under the current agreement as of that date are refundable and must be repaid to Toshiba by September 15, 2014. The Company and Toshiba are currently negotiating an OEM Supply and Manufacturing License Agreement, but there can be no guarantee that such an agreement will be completed and executed by the parties. The current development agreement commits the Company to a 20% discount off of the OEM prices that would have otherwise been prescribed in the OEM Supply and Manufacturing License Agreement, to the extent such an agreement is signed by both parties in the future. This discount would be applied to future sales of PCIe cards to Toshiba that are manufactured and supplied by the Company.

The Company analyzed the transaction under relevant literature for research and development arrangements. The Company determined that upon satisfaction of individual milestones or shipment of the sample PCIe cards there was no (i) guarantee or contractual commitment to repay funds to Toshiba regardless of the outcome of the research and development, (ii) Toshiba has no rights to any intellectual property developed under this agreement and, therefore, cannot require the Company to purchase their interest in the research and development regardless of the outcome, and (iii) Toshiba will not receive debt or equity securities of the entity upon termination or completion of the research and development regardless of the outcome. Upon acceptance of the individual service milestones or delivery of the sample PCIe cards, the related prepaid amounts received from Toshiba become nonrefundable.

Management also considered whether the current development agreement and the potential OEM Supply and Manufacturing License Agreement that was not executed as of October 31, 2013 should be considered one arrangement for accounting purposes. The Company determined that any potential deliverables that might be included in the OEM Supply and Manufacturing License Agreement are contingent deliverables that are dependent upon the successful development and completion of the PCIe cards under the current development agreement for which there is substantial uncertainty. The Company will retain all intellectual property under the current development agreement and will negotiate the terms of supply or license arrangements on an arms-length basis. Therefore, the Company determined that the OEM Supply and Manufacturing License Agreement and the current development agreement are two separate arrangements for accounting purposes.

The Company has determined that development services, sample PCIe cards and support service for the sample PCIe cards each represent a separate unit of accounting as each can be sold separately and have standalone value. Revenue allocated to development services are recognized upon acceptance of each milestone by Toshiba on a relative fair value basis to the extent that it is not contingent and not otherwise refundable. Revenue allocated to sample PCIe cards is recognized upon delivery and amounts allocated to support services for the sample PCIe cards are recognized over the term of the support period, which is generally one year. Any incremental research and development expense related to this arrangement is recognized as cost of services. During the three and nine months ended October 31, 2013, the Company recognized incremental cost of services of $0.7 million.

In addition to the above, the Company recognized revenue of $1.2 million and $1.9 million related to the sale of Flash Memory Arrays and services to Toshiba during the three months ended October 31, 2013 and 2012, respectively and $3.5 and $3.2 million during the nine months ended October 31, 2013 and 2012, respectively.

The Company purchased $7.8 million and $6.5 million of NAND flash memory from Toshiba during the three months ended October 31, 2013 and 2012, respectively and $21.1 million and $21.3 million during the nine months ended October 31, 2013 and 2012, respectively.

10. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company considers itself to be in a single reportable segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue
Americas:
United States	$16,432	$15,747	$52,776	$38,467
Other Americas	195	340	404	349

	16,627	16,087	53,180	38,816

Europe:
United Kingdom	1,027	1,570	2,853	3,825
Other Europe	3,063	1,533	7,071	1,877

	4,090	3,103	9,924	5,702

Asia Pacific:
	7,589	1,406	16,505	6,380

	$28,306	$20,596	$79,609	$50,898

Property and Equipment	October 31, 2013	January 31, 2013
United States	$13,924	$12,426
Europe	446	672
Asia Pacific	6	—

	$14,376	$13,098

11. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(34,113)	$(25,399)	$(93,285)	$(73,694)

Denominator:
Weighted average common shares outstanding	40,491	15,471	24,042	15,397
Less: Weighted average unvested common shares subject to repurchase	129	1,275	233	2,181

Weighted average shares used to compute net loss per share of common stock, basic and diluted	40,362	14,196	23,809	13,216

Net loss per share of common stock, basic and diluted	$(0.85)	$(1.79)	$(3.92)	$(5.58)

Since the Company experienced losses for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods. The following potential common stock equivalents that could potentially dilute net loss per share in the future were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Convertible preferred stock (on an as converted basis)	—	45,190	—	45,190
Common stock subject to repurchase	111	553	111	553
Warrants related to common stock	84	—	84	—
Shares subject to outstanding common stock options and restricted stock units	18,708	14,936	18,708	14,936

	18,903	60,679	18,903	60,679

12. Debt and Line of Credit

Debt Facility

During May 2013, the Company entered into a $50 million debt arrangement with TriplePoint Capital LLC, or TriplePoint. The facility has first secured interest in substantially all of the Company’s assets and intellectual property other than $7.5 million of accounts receivable. The Company has one year to utilize the facility which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.00% to 13.50%. In addition, the loans have an end-of-term payment, ranging from 0.50% to 14.00% of the principal amount depending on the duration of the loan. As of October 31, 2013, the Company has repaid all amounts outstanding on this facility.

There are no financial covenants in this debt facility. However, the Company agreed with TriplePoint to certain operating covenants, including a requirement to obtain TriplePoint’s consent to a merger or acquisition of the Company if its obligations to TriplePoint are not repaid in connection with such merger or acquisition, a requirement to obtain TriplePoint’s consent before the Company acquires another company under certain circumstances, a prohibition on certain investments in third parties, restrictions on the Company’s ability to pay dividends or make distributions and a prohibition to engage in any business other than the businesses the Company is currently engaged in or reasonably related to the Company’s current businesses.

The debt agreement with TriplePoint contains a clause that allows TriplePoint to declare an event of default if, in the determination and explicit discretion of the lender, the Company experiences a material adverse change to its business. Under this debt facility, a material adverse change means: a material adverse effect on the Company’s business, operations, properties, assets or financial condition; a material adverse effect on the Company’s ability to perform its obligations under the terms of the debt facility agreement; or a material adverse effect on the assets that the Company used to secure its obligations under the debt facility or TriplePoint’s ability to enforce its security rights in those assets. In the event the lender declares an event of default, all amounts outstanding under this facility would become immediately due and payable and further advances under the facility would not be available. As of October 31, 2013, the Company was not in default on its debt facility with TriplePoint.

As of October 31, 2013, the Company believes this facility was available. However, there can be no assurances that the funds will be available in the future or at the amount requested.

Line of Credit

As of October 31, 2013, the Company had no amounts outstanding on its line of credit. The Company can borrow up to 80% of its current U.S.-based receivables, or $7.5 million, whichever is lower. The line is secured against the Company’s accounts receivable and collections thereof as well as its intellectual property. The line has a term of two years and bears the interest rate of prime plus 1% (4.25% as of October 31, 2013).

Convertible Notes

In June 2013, the Company issued and sold convertible promissory notes for an aggregate amount of $2.5 million pursuant to a note and warrant purchase agreement. Further in August 2013, the Company issued and sold additional convertible promissory notes for an aggregate amount of $2.7 million. The notes had an interest rate of 10%. The outstanding principal and accrued interest converted, upon completion of the IPO, into Company’s common stock at $9.00 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2013 included in the final prospectus filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on September 27, 2013 (File No. 333-190823). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements unless required by law.

Overview

We were incorporated in 2005 with the goal of bringing storage performance in line with advancements in server and network technologies. Since our inception, we have focused on persistent memory-based technology as the key to solving the performance limitations of traditional storage solutions in the data center environment. We have invested significantly in our research and development efforts to design hardware and software at each level of the system architecture starting with memory and optimized through the array level to capitalize on the benefits of flash technology. We were recapitalized in 2009 with the arrival of our current chief executive officer, Donald G. Basile. In 2009, we transitioned to build an enterprise-class all-flash storage solution serving diverse end markets and applications. In May 2010, we introduced our 3000 Series Flash Memory Array to accelerate business-critical applications.

In March 2010, we established a relationship with Toshiba, one of the two largest providers of flash memory. Through this relationship, we have developed a fundamental understanding of Toshiba’s flash specifications at the chip level, which allows us to optimize our hardware and software technologies to unlock the inherent performance capabilities of flash memory and better anticipate future innovations in memory technology.

In September 2011, we expanded our product offering with the introduction of our 6000 Series Flash Memory Arrays, which is based on our four-layer architecture that significantly improves performance density, or IOPS per rack unit. In March 2013, we expanded our innovation in persistent memory technologies and proprietary techniques in flash management from our memory arrays to our Velocity Peripheral Component Interconnect Express, or PCIe, Flash Memory Cards. Our PCIe Flash Memory Cards leverage our expertise in persistent memory-based storage and controller design, as well as our vMOS software stack, to offer a differentiated architecture in a widely deployable PCIe form factor. During fiscal 2014, we also introduced the Symphony Management Software Suite and Violin Maestro Memory Services Software Suite. We intend to devote substantial resources to continue to develop innovative solutions that optimize the performance capability of flash memory technology and enhance our vMOS software stack to incorporate additional data management functionality.

It typically takes us between 18 to 24 months to develop a new product, and we would expect to phase out existing product lines when a new generation of a product line becomes available. Generally, we begin our product development cycle when the release by our supplier of next generation NAND flash memory is anticipated.

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of October 31, 2013, we had 259 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of October 31, 2013, we believe our Flash Memory Arrays had been deployed by over 280 end-customers. We and our authorized service providers also sell support services to our end-customers.

An initial sale by us to an end-customer typically requires three to nine months of selling effort as we educate the prospective end-customer about the technical merits, potential cost savings and other benefits of our products as compared to our competitors’ products. Our sales process typically includes a trial deployment of our systems in the end-customer’s data center. We currently derive and expect to continue to derive a significant portion of our revenue from existing end-customers. The selling effort required for repeat orders from end-customers is usually less time-consuming than that required for initial orders. We maintain a close relationship with our end-customers through our client teams consisting of sales, service and support and technical personnel. It has generally taken between six and twelve months for us to establish a relationship with a systems vendor or technology partner, because our products are often integrated into a broader enterprise solution offered by them. Once we establish a relationship with a systems vendor or technology partner, we work with them to co-market our solutions.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contracts. Revenue from our five largest customers was 41% and 45% for the three months ended October 31, 2013 and 2012, respectively, and 32% and 43% for the nine months ended October 31, 2013 and 2012, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 58% and 76% of total revenue for the three months ended October 31, 2013 and 2012, respective and 66% and 76% for the nine months ended October 31, 2013 and 2012, respectively.

We outsource the manufacturing of our hardware products to a single contract manufacturer, Flextronics. We believe this arrangement makes our operations more efficient and flexible. We procure the flash memory components used in our products directly from Toshiba. Our manufacturer procures, on our behalf, the remaining components used in our products. To date, we have not experienced a material shortage of supply of any components. However, because we only have one manufacturer qualified to manufacture our products and some of our components, such as flash memory, are procured from a single-source supplier, we could face product shortages and component shortages, which could prevent us from fulfilling customer orders.

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through equity financings. As of October 31, 2013, we had an accumulated deficit of $296.1 million. We intend to increase our investments in our sales and marketing organization and to continue investing in research and development at the expense of near-term profitability. As a result, we anticipate that we will incur net losses at least for the next several quarters.

We have continued to grow our business over for the past two years with total revenue of $28.3 million and $20.6 million for the three months ended October 31, 2013 and 2012, respectively, and $79.6 million and $50.9 million for the nine months ended October 31, 2013 and 2012. Our headcount increased to 483 employees as of October 31, 2013 from 411 employees as of October 31, 2012, primarily related to continued growth of the sales force and continued research and development efforts. We had a net loss of $34.1 million and $25.4 million for the three months ended October 31, 2013 and 2012, respectively and $93.3 million and $73.7 million for the nine months ended October 31, 2013 and 2012, respectively.

Initial public offering

On October 2, 2013, we closed our IPO of 18,000,000 shares of common stock. The public offering price of the shares sold in the IPO was $9.00 per share. The total gross proceeds to us from the IPO were $162 million. After deducting underwriting discounts and commissions and IPO expenses, the aggregate net proceeds to us totaled $145.8 million.

Key Trends Affecting Our Results of Operations

Adoption of Flash-Based Solutions

There has been an increasing shift towards the use of persistent memory-based solutions by organizations, across array and server-based configurations. Traditional data center architectures have typically deployed disk-based storage approaches. We believe that flash memory technology has the significant potential to displace HDDs in primary storage solutions and bring storage solutions in line with other advanced data center technologies. Our success, however, depends on the adoption of flash-based solutions in both enterprise data center and hyperscale cloud environments. A lack of demand for flash-based storage solutions for any reason, including technological challenges associated with the use of flash memory or the adoption of competing technologies and products, would adversely affect our growth prospects. To the extent more enterprise IT organizations recognize the benefits of flash memory in data center storage solutions and as the adoption of flash memory technology as primary storage increases, our target customer base will expand.

Relationships with Systems Vendors and Technology Partners

One of the keys to growing our business is our ability to broaden our routes to market and our geographic reach. A key component of this strategy is our intention to establish relationships with systems vendors and technology partners. Systems vendors incorporate our products into a broader enterprise solution offered by them. These relationships also allow us to leverage the account control, marketing, brand and other resources of our systems vendor partners to reach more potential customers and broaden our target markets. Technology partners allow us to enhance our product offerings by leveraging leading technologies that are well-accepted in the marketplace. Our relationships with technology partners also extend our reach into different end markets and new target end-customers. Continued success in establishing relationships with systems vendors and technology partners would allow us to grow our business by expanding our target markets and distribution capabilities.

Size of our Field Organization, Including Sales, Field Application Engineers and Customer Support Personnel

We target large customer storage deployments in the data center. Often, our end-customer relationships start with a limited initial deployment of our products to demonstrate the performance benefits of our solution. Our objective is to leverage initial deployments into large-scale deployments as our customers’ experience with our products and their storage performance and capacity requirements increase. In an effort to do this, we maintain a very close relationship with our end-customers through the efforts of our field organization. Our ability to grow our business and to establish a growing number of these high-touch end-customer relationships is dependent upon our ability to expand the size of our field organization in an efficient and effective manner. As we grow our field organization, we must closely monitor productivity to ensure our investments in personnel are translating into product sales and positive operating results.

Cost of Flash Memory

A significant percentage of our cost of revenue is the cost of flash memory. We have a relationship with Toshiba, our sole supplier of our flash memory components. Although we have historically received competitive pricing from Toshiba, our agreement with Toshiba does not provide us with fixed pricing. We are required to purchase 70% of our annual requirements of flash memory from Toshiba, subject to specified conditions, and design our products to be substantially compatible with Toshiba. However, our supply of flash memory from Toshiba is not guaranteed. There are many variables that may change our cost to procure flash memory. If the component costs of flash memory were to increase, we may not be able to pass on the cost increase to our customers, which could harm our gross margin and operating results. If the component costs of flash memory were to decrease, we may be able to leverage these cost savings into offering a more competitive solution to our end-customers.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our Flash Memory Array products, PCIe Flash Memory Cards, software and related support and development services. We sell our products on a purchase order basis directly to end-customers and through channel partners, including systems vendors and resellers. Our mix of sales between end-customers and channel partners impacts the average selling price of our products. We derive support services revenue from the sale of our premium support services. These support services are provided pursuant to support terms that generally are for either one- or three-year durations. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract, and revenue is recognized ratably over the support period. We expect our support services revenue to continue to grow in future periods as support contracts are renewed and the installed base of Flash Memory Arrays grows. We expect to continue to recognize revenue under our development agreement with Toshiba over the next couple of quarters.

Cost of Revenue

Cost of revenue consists primarily of component costs, amounts paid to our contract manufacturer to assemble our products, shipping and logistics costs and estimated warranty obligations. The largest portion of our cost of revenue consists of the cost of flash memory components. Neither our contract manufacturer nor we enter into supply contracts with fixed pricing for our product components, including our flash memory, which can cause our cost of revenue to fluctuate from quarter to quarter. We may not be able to pass flash or component cost increases to our customers immediately or at all resulting in lower gross margins. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes personnel expenses related to customer support and carrying value adjustments recorded for excess and obsolete inventory. We intend to add customer support personnel to increase our customer support efforts as we increase the installed base of our Flash Memory Arrays globally.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits and incentive compensation for our employees, including stock-based compensation. As a result, operating expenses have increased significantly over the periods presented. We expect operating expenses to increase in absolute dollars, although they may fluctuate from quarter to quarter or as a percentage of revenue from period to period, as we continue to grow our revenue.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, software tools, consulting services and allocated facilities costs. Consulting services generally consist of contracted engineering consulting for specific projects on an as-required basis. We recognize research and development expense as incurred. We expect to continue to devote substantial resources to the development of our products including the development of new software capabilities within our vMOS software stack. We believe that these investments are necessary to maintain and improve our competitive position. In particular, our recent hiring has been focused on recent software engineers. We believe our current level of personal is sufficient to develop our products in the near term.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel-related expenses, consulting expenses associated with sales and marketing activities and allocated facilities costs. Our sales personnel are typically not immediately productive, and therefore, the increase in sales and marketing expenses is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could cause our future period-to-period financial performance to fluctuate. We expect to generate a larger percentage of our sales from direct sales or through resellers with whom we will be directly involved in the sales process with the end-customer. This type of selling typically requires greater involvement of our direct sales force than sales to systems vendors and may increase our sales and marketing expense as a percentage of revenue. We are focused on improving the productivity of our direct sales teams. In addition, we continue to work with our technology partners on joint solutions and to develop go-to-market capabilities through channel partners. To the extent we are successful; these activities will provide incremental sales leverage to our existing direct selling efforts.

General and Administrative

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, insurance and allocated facilities costs for our executive, finance, human resources and legal organizations. While we expect personnel costs to be the primary component of general and administrative expenses, we also expect to incur significant additional legal and accounting costs related to compliance with rules and regulations implemented by the SEC and the NYSE, as well as additional insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net consists of interest income and foreign currency gains and losses.

Interest Expense

Interest expense consists of interest related to convertible notes and debt.

Provision for Income Taxes

From inception through October 31, 2013, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state franchise taxes.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue:
Product revenue	$21,416	$19,325	$67,489	$48,380
Service revenue	6,890	1,271	12,120	2,518

Total revenue	28,306	20,596	79,609	50,898

Cost of revenue :
Cost of product revenue (1)	10,555	10,330	37,293	26,090
Cost of service revenue (1)	2,382	1,354	5,704	2,878

Total cost of revenue	12,937	11,684	42,997	28,968

Gross profit	15,369	8,912	36,612	21,930

Operating expenses :
Sales and marketing (1)	20,111	14,061	54,845	39,076
Research and development (1)	21,299	15,568	58,175	40,454
General and administrative (1)	6,627	4,606	14,777	15,956
Litigation settlement	350	—	350	—

Total operating expenses	48,387	34,235	128,147	95,486

Loss from operations	(33,018)	(25,323)	(91,535)	(73,556)
Other expense, net	(17)	(43)	(303)	(59)

Interest expense	(1,060)	—	(1,402)	(31)

Loss before income taxes	(34,095)	(25,366)	(93,240)	(73,646)
Income taxes	18	33	45	48

Net loss	$(34,113)	$(25,399)	$(93,285)	$(73,694)

Net loss per share of common stock, basic and diluted	$(0.85)	$(1.79)	$(3.92)	$(5.58)

Shares used to compute net loss per share of common stock, basic and diluted	40,362	14,196	23,809	13,216

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$37	$20	$76	$37
Cost of service revenue	124	243	775	345
Sales and marketing	2101	1,356	5,381	2,895
Research and development	1828	919	4,448	2,227
General and administrative	4165	1,575	7,519	7,207

	$8,255	$4,113	$18,199	$12,711

Comparison of the Three and Nine Months ended October 31, 2013 and 2012

Revenue

	Three Months Ended October 31,		Change in		Nine Months Ended October 31,		Change in
	2013	2012	$	%	2013	2012	$	%
Product revenue	$21,416	$19,325	$2,091	11%	$67,489	$48,380	$19,109	39%
Service revenue	6,890	1,271	5,619	442%	12,120	2,518	9,602	381%

	$28,306	$20,596	$7,710	37%	$79,609	$50,898	$28,711	56%

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Revenue increased $7.7 million to $28.3 million for the three months ended October 31, 2013 as compared to $20.6 million for the three months ended October 31, 2012. The increase was primarily due to an increase in service revenue of $5.6 million and product revenue of $2.1 million. The increase in service revenue is primarily attributable to recognition of approximately $3.0 million associated with development services related to PCIe cards for Toshiba, combined with continued growth of support contracts as our installed base grew. The product revenue increase was primarily due to recognition of approximately $1.9 million related to PCIe cards, of which $1.4 million related to our development agreement with Toshiba. We did not offer PCIe cards for sale during the three months ended October 31, 2012. The increase in revenues was partially offset by a decrease in the shipments to the US Federal government as a result of shut down of the federal government and its continued sequester related budget reduction. We expect this slowdown in our sales to the U.S. Federal government to persist in the near term.

Revenue from our five largest customers for the three months ended October 31, 2013 and 2012 was 41% and 45% of total revenue, respectively.

Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Revenue increased $28.7 million to $79.6 million for the nine months ended October 31, 2013 as compared to $50.9 million for the nine months ended October 31, 2012. The increase was primarily due to an increase in product revenue of $19.1 million and services revenue by $9.6 million. The product revenue increase was primarily due to an increase of approximately 40% in the number of Flash Memory Arrays sold. During the nine months ended October 31, 2013 and 2012, revenue associated with our 6000 series Flash Memory Arrays represented 88% and 83% of product revenue, respectively. The increase in service revenue is primarily attributable to recognition of approximately $3.0 million associated with development services related to PCIe cards for Toshiba, combined with continued growth of support contracts as our installed base grew. The increase in revenues was partially offset by a decrease in the shipments to the US Federal government as a result of shut down of the federal government and its continued sequester related budget reduction. We expect this slowdown in our sales to the U.S. Federal government to persist in the near term.

Revenue from our five largest customers for the nine months ended October 31, 2013 and 2012 was 32% and 43% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change in		Nine Months Ended October 31,		Change in
	2013	2012	$	%	2013	2012	$	%
Cost of product revenue	$10,555	$10,330	$225	2%	$37,293	$26,090	$11,203	43%
Cost of service revenue	2,382	1,354	1,028	76%	5,704	2,878	2,826	98%

	$12,937	$11,684	$1,253	11%	$42,997	$28,968	$14,029	48%

Gross Profit	$15,369	$8,912	$6,457	72%	$36,612	$21,930	$14,682	67%

Product gross margin	51%	47%			45%	46%
Service gross margin	65%	-7%			53%	-14%
Total gross margin	54%	43%			46%	43%

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Cost of revenue increased $1.3 million to $13.0 million for the three months ended October 31, 2013 from $11.7 million for the three months ended October 31, 2012, primarily due to an increase of $1.0 million in the cost of service revenue. This increase was primarily attributable to incremental costs of approximately $0.7 million relating to our development agreement with Toshiba.

Gross profit increased $6.5 million to $15.4 million for the three months ended October 31, 2013 from $8.9 million for the three months ended October 31, 2012. Gross margin increased to 54% for the three months ended October 31, 2013 as compared to 43% for the year ago period primarily due to improved product margins resulting from the introduction of our 6264 Flash Memory Array and, to a lesser extent, an introduction of software revenue in fiscal 2014. The 6264 Flash Memory Array takes advantage of Toshiba’s 19 nanometer process geometry for its NAND flash memory, allowing us to double the density of the array in the same five inch form factor. This capacity improvement allows us to increase our average selling price by about 50% and expand our gross margins by over 1,000 basis points. Service margin increased due primarily to services provided under our development agreement with Toshiba of $3.0 million at a gross margin of 78% and improved support contract margins in the current year.

Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Cost of revenue increased $14.0 million to $43.0 million for the nine months ended October 31, 2013 from $29.0 million for the nine months ended October 31, 2012. The increase was due to increases in the cost of product revenue of $11.2 million and cost of service revenue of $2.8 million. The increase in cost of product revenue was primarily due to an approximately 40% increase in the number of Flash Memory Arrays sold. The increase in cost of services revenue was primarily due to an increase in personnel costs as we increased headcount to support our increased customer base and, to a lesser extent, costs associated with the Toshiba development agreement.

Gross profit increased $14.7 million to $36.6 million for the nine months ended October 31, 2013 from $21.9 million for the nine months ended October 31, 2012. Gross margin increased to 46% for the nine months ended October 31, 2013 as compared to 43% for the year ago period primarily due to improved product margins resulting from the introduction of our 6264 Flash Memory Array. Service margin increased due primarily to services provided under our development agreement with Toshiba and improved support contract margins in the current year.

Operating Expenses

	Three Months Ended October 31,		Change in		Nine Months Ended October 31,		Change in
	2013	2012	$	%	2013	2012	$	%
Sales and marketing	$21,299	$15,568	$5,731	37%	$58,175	$40,454	$17,721	44%
Research and development	20,111	14,061	6,050	43%	54,845	39,076	15,769	40%
General and administrative	6,627	4,606	2,021	44%	14,777	15,956	(1,179)	-7%
Litigation settlement	350	—	350		350	—	350

	$48,387	$34,235	$14,152		$128,147	$95,486	$32,661

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Sales and marketing expenses increased $5.7 million to $21.3 million for the three months ended October 31, 2013 from $15.6 million for the three months ended October 31, 2012. The increase was primarily due to an increase in personnel-related expenses of $3.4 million as we increased the number of sales and marketing employees from 202 as of October 31, 2012 to 259 as of October 31, 2013. We also incurred increased stock-based compensation of $0.7 million, expense related to travel of $0.6 million, recruiting expenses of $0.5 million and marketing expenses of $0.5 million.

Research and development expenses increased $6.0 million to $20.1 million for the three months ended October 31, 2013 from $14.1 million for the three months ended October 31, 2012. Part of the increase related to an increase in personnel-related costs of $1.2 million as we increased the number of research and development employees from 176 as of October 31, 2012 to 190 as of October 31, 2013. We also incurred increased expense related to licensed software fees of $3.0 million, software tools and prototypes of $1.2 million and stock-based compensation of $0.9 million, partially offset by a reduction in recruiting and consulting costs of $0.3 million.

General and administrative expenses increased $2.0 million to $6.6 million for the three months ended October 31, 2013 from $4.6 million for the three months ended October 31, 2012. The increase was primarily due to an increase in stock-based compensation of $2.6 million, partially offset by a reduction in personnel-related expenses of $0.2 million.

Nine Months Ended October 31, 2013 Compared to Nine Months Ended October 31, 2012

Sales and marketing expenses increased $17.7 million to $58.2 million for the nine months ended October 31, 2013 from $40.5 million for the nine months ended October 31, 2012. The increase was primarily due to an increase in personnel-related expenses of $13.5 million as we increased the number of sales and marketing employees from 202 as of October 31, 2012 to 259 as of October 31, 2013. We also incurred increased expenses relating to stock-based compensation of $2.5 million, consulting charges of $1.2 million and marketing expenses of $0.5 million

Research and development expenses increased $15.7 million to $54.8 million for the nine months ended October 31, 2013 from $39.1 million for the nine months ended October 31, 2012. Part of the increase related to an increase in personnel-related expenses of $5.6 million as we increased the number of research and development employees from 176 as of October 31, 2012 to 190 as of October 31, 2013. We also incurred increased expense relating to licensed software fees of $6.0 million, stock-based compensation of $2.2 million, software tools and prototypes of $1.6 million and consulting charges of $0.3 million

General and administrative expenses decreased $1.2 million to $14.8 million for the nine months ended October 31, 2013 from $16.0 million for the nine months ended October 31, 2012. The decrease was primarily a result of a reduction in professional and consulting fees of $1.0 million and personnel-related expenses of $0.2 million, partially offset by an increase in stock-based compensation of $0.3 million.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of October 31, 2013, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $134.2 million and accounts receivable of $23.4 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million. In May 2013, we entered into a $50 million debt arrangement with TriplePoint Capital LLC, or TriplePoint, discussed in more detail below. In July 2013, we established a line of credit in the amount of $7.5 million with Comerica Bank, discussed in more detail below.

Future Capital Requirements

As of October 31, 2013, we have cash and cash equivalents and short-term investments of $134.2 million. For the nine months ended October 31, 2013, cash used in operations was primarily funded by proceeds from our debt and equity transactions during the year. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and the expansion into new territories, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in, businesses, technologies or other assets. Also, we will withhold shares and make cash payments to satisfy tax withholding obligations applicable to the March 15, 2014 RSU vesting date. We expect approximately 4.7 million RSU to vest on that date when both the service and liquidity condition will be met. For details see Note 6 to the condensed consolidated financial statements. The tax withholding can range up to 50% and the amount of the tax payments will depend upon the stock price on that date. To the extent that existing cash and cash equivalents are insufficient to fund our future activities, we may need to draw on our existing facilities and lines of credit, to the extent available, or raise additional funds through public or private equity or debt financing.

In May 2013, we entered into a $50 million debt facility with TriplePoint Capital LLC. The TriplePoint facility has a first secured interest in substantially all of our assets and intellectual property other than $7.5 million of accounts receivable. The TriplePoint facility allows us to incur additional debt of up to $7.5 million from a party other than TriplePoint so long as this debt is subordinated to the debt we have with TriplePoint. We have one year to draw on the TriplePoint facility which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.0% to 13.5%. In addition, the loans have an end-of-term payment, ranging from 0.5% to 14.0% of the principal amount depending on the duration of the loan. There are no financial covenants in this facility. However, we have agreed with TriplePoint to certain operating covenants, including a requirement to obtain TriplePoint’s consent to a merger or acquisition of us if our obligations to TriplePoint are not repaid in connection with such merger or acquisition, a requirement to obtain TriplePoint’s consent before we acquire another company under certain circumstances, a prohibition on certain investments in third parties, restrictions on our ability to pay dividends or make distributions and a prohibition to engage in any business other than the businesses we are currently engaged in or reasonably related to our current businesses. As of October 31, 2013, we had no amounts outstanding under this facility.

The debt agreement with TriplePoint contains a clause that allows TriplePoint to declare an event of default if, in the determination and explicit discretion of the lender, we experience a material adverse change to its business. Under this debt facility, a material adverse change means: a material adverse effect on the Company’s business, operations, properties, assets or financial condition; a material adverse effect on the Company’s ability to perform its obligations under the terms of the debt facility agreement; or a material adverse effect on the assets that the Company used to secure its obligations under the debt facility or TriplePoint’s ability to enforce its security rights in those assets. In the event the lender declares an event of default, all amounts outstanding under this facility would become immediately due and payable and further advances under the facility would not be available. As of October 31, 2013, we were not in default on its debt facility with TriplePoint.

As of October 31, 2013, we believes this facility was available to us. However, there can be no assurances that the funds will be available in the future or at the amount requested.

Our line of credit with Comerica Bank has a term of two years, bears interest at the rate of prime plus 1.0% and is secured by our accounts receivable and collections thereof as well as our intellectual property. As of October 31, 2013, there were no amounts outstanding under the line of credit. While amounts are outstanding, we have agreed to certain operating covenants, including a requirement to obtain Comerica’s consent to a merger or acquisition of us if our obligations to Comerica are not repaid in connection with such merger or acquisition, a requirement to obtain Comerica’s consent before we acquire another company under certain circumstances, a prohibition on certain investments in third parties and restrictions on our ability to pay dividends or make distributions.

We believe that our existing cash and cash equivalents, short-term investments and available lines of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. The amount of IPO proceeds we use for our operations and expansion plans will depend on the amount of cash generated from our operations and any strategic decisions we may make that could alter our expansion plans and the amount of cash necessary to fund these plans. Although management believes existing cash and cash equivalents, short-term investments and available lines of credit will be sufficient to fund its operations and capital expenditures for at least the next twelve months, it may be necessary thereafter to finance its future operations and capital expenditures by raising additional capital. Ultimately, management intends to finance operations by achieving profitable operations. However, there can be no assurances that capital will be available on acceptable terms to us or at all, or that we will ever achieve profitable operations. If we are not able to raise additional capital or access our debt facilities in sufficient amounts to fund our operations in the future, it could have a negative impact on our business plans.

Cash Flow Analysis

	Nine Months Ended October 31,		Change in
	2013	2012	$	%
Net cash provided by (used in):
Operating activities	$(51,650)	$(63,809)	$12,159	-19%
Investing activities	(58,242)	(13,121)	(45,121)	344%
Financing activities	174,943	81,109	93,834	116%

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the nine month ended October 31, 2013 was $51.7 million. During this period, our operating cash flow consisted primarily of our net loss of $93.3 million and increase in inventory and accounts receivable of $13.5 and $1.4 million, respectively, partially offset by an increase in deferred revenue of $23.0 million, stock-based compensation of $18.2 million, depreciation of $8.7 million, accounts payable of $3.4 million, accrued liabilities of $2.7 million.

Net cash used in operating activities for the nine months ended October 31, 2012 was $63.8 million. During this period, our operating cash flow consisted primarily of our net loss of $73.7 million and increase in inventory, accounts receivable and accounts payable of $11.3 million, $6.3 million and $4.9 million, respectively, partially offset by an increase in stock-based compensation of $12.7 million, deferred revenue of $7.1 million, and depreciation of $6.8 million, accrued liabilities of $4.9 million, and a provision for excess and obsolete inventory of $1.1 million.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2013 was $58.2 million attributable to purchase of property and equipment of $5.9 million and short-term investments of $51.7 million. In the nine months ended October 31, 2012, cash used in investing activities was $13.1 million attributable to purchases of property and equipment of $9.5 million and purchase of cost method investments of $3.6 million.

Financing Activities

Cash flows from financing activities primarily include net proceeds from issuances of common and convertible preferred stock, all of which have been converted into shares of our common stock as of October 31, 2013.

For the nine months ended October 31, 2013, we generated net cash proceeds of $149.5 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions and related offering costs. We also repaid all outstanding debt and lines of credit.

We generated $81.1 million of net cash from financing activities in the nine months ended October 31, 2012, primarily due to $78.3 million of net proceeds from the issuance of Series D convertible preferred stock and $2.7 million from the issuance of convertible notes.

Stock Split

In September 2013, we completed a two-for-one reverse stock split of our common stock, with an automatic adjustment to the conversion ratio of the outstanding shares of convertible preferred stock to reflect the same reverse stock split ratio upon conversion of the convertible preferred stock into common stock. Based on the adjusted conversion ratio, two outstanding shares of convertible preferred stock converted into one share of common stock, except for Series D convertible preferred stock for which every two shares converted into 1.016998402 shares of common stock. All information related to common stock, stock options, RSUs and earnings per share for prior periods has been retroactively adjusted to give effect to the two-for-one reverse stock split.

Contractual Obligations

The following summarizes our contractual obligations as of October 31, 2013 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Operating lease obligations (1)	$5,939	$120	$5,819	$—	$—
Purchase commitments (2) (3) (4) (5)	85,032	45,957	11,075	8,000	20,000

Total	$90,971	$46,077	$16,894	$8,000	$20,000

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities.
(2)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(3)	In June 2012, we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team. As part of this agreement, from fiscal 2015 through fiscal 2024, we will receive advertising, branding in various locations throughout the stadium and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium under construction in Santa Clara, California to be used by the Team. Because this stadium will be located in the heart of Silicon Valley, where many of our partners and customers operate, these advertising and meeting benefits are a key element of our marketing strategy to build awareness of our brand and our technology. We are committed to make payments to the Team of $4.0 million per year over the term of this agreement starting in fiscal 2015. Purchase obligations include all amounts we are obligated to pay under this agreement.
(4)	In July 2012, we entered into OEM agreement with a software vendor, which obligate us to pay an aggregate of $4.3 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. During April 2013, we made our first commercial shipment under the agreement and began paying royalties. Purchase obligations include all remaining amounts we are obligated to pay under this agreement.
(5)	In July 2013, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $6.0 million upon the software vendor meeting certain delivery milestones through December 2014. Purchase obligations include all remaining amounts we are obligated to pay under this agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from these estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Prospectus filed on September 27, 2013, with the SEC pursuant to Rule 424(b)(4) under the Securities Act under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchanges rates and inflation rate, as well as risk relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our investments consist of money market funds, U.S. Corporate debt securities, U.S government, agency and municipal obligations and commercial paper. As of October 31, 2013, we had cash and cash equivalents and short term investments of $134.2 million. The carrying amount of our cash and cash equivalents and short term investments reasonably approximate fair value due to the short maturities of these investments. We do not enter into investments for trading of speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

Our sales transactions are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, certain of our operating expenses are incurred outside the United States and are dominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds, Chinese Yuan, Euro, Japanese Yen and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain cash balances, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a 10% change in foreign currencies exchange rates would not have a material impact on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the controls evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed suit against us in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, we filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to our complaint on March 26, 2013, denying our allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. We filed a response to the amended complaint on October 2, 2013, again denying the allegations. The parties are currently conducting discovery. Trial in the matter is scheduled for July 2014. We believe the asserted claims are without merit and intend to vigorously defend ourselves.

Beginning on November 26, 2013, several purported class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of our present or former directors and officers, and several underwriters of our September 27, 2013 initial public offering, or IPO. The complaints purport to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO or purchased in the market through November 21, 2013, and seek damages in an unspecified amount and other relief. We believe the asserted claims are without merit and intend to vigorously defend ourselves.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our Prospectus, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We expect large and concentrated purchases by a limited number of customers to continue to represent a substantial majority of our revenue, and any loss of, or delay or reduction in purchases by, a small number of customers could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the nine months ended October 31, 2013 and 2012 was 32% and 43% of total revenue, respectively.

As a consequence of our limited number of customers and the concentrated nature of their purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. For example, we have historically derived a significant amount of revenue from the U.S. government, which meant when the U.S. government shutdown occurred in the third quarter of fiscal 2014, our results of operations were materially harmed. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009 with the arrival of our current chief executive officer, Donald G. Basile. We introduced our Flash Memory Arrays in May 2010 and our PCIe Flash Memory Cards in March 2013. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue results for our third quarter of fiscal 2014 were significant below the expectations of analysts who had issued research reports about us. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this periodic report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and our liquidity position imposes risk to our operations.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through October 31, 2013, and we have an accumulated deficit of over $296.0 million as of October 31, 2013. Through October 31, 2013, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing to fund our operations.

We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. We may not be profitable on a quarterly or annual basis in the future. Our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy current obligations or finance our operations. Our existing lines of credit may not be available to us, when needed in the future. If we are not able to finance our expected future operations from existing cash, future cash flows and new capital, we may need to curtail our operations. We may consider various alternatives to remedy any future shortfall in capital. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements that may be available.

We have incurred significant net losses and may not achieve or maintain profitability.

We have incurred a net loss in each quarter since our inception. As of October 31, 2013, we had an accumulated deficit of $296.0 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability in a particular period, we may not be able to sustain it.

Our revenue growth rate in recent periods is not likely to recur and is not indicative of our future performance.

You should not consider our revenue growth in recent periods as indicative of our future performance. We do not expect to achieve similar revenue growth rates in future periods. In fact, in future periods, our total revenue could decline. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If our revenue declines from our prior performance, it may be difficult to achieve and maintain profitability.

Our overall business has experienced rapid growth in recent periods, and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, headcount and operations, and we anticipate that this growth will continue. For example, from January 31, 2012 to October 31, 2013, our headcount increased 92% from 252 to 483 employees. We also introduced a new line of products in March 2013, our Velocity PCIe Flash Memory Cards. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in the development of memory arrays;

•	establish a leadership position in the memory card market;

•	maintain and grow our direct sales force as well as grow our relationships with key customers, systems vendors and technology partners;

•	forecast and control expenses;

•	recruit, hire, train and manage additional research and development, and sales and marketing personnel;

•	expand our customer support capabilities on a global basis;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels, including trial deployments of systems;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs to support this anticipated growth prior to realizing any benefits, and the return on these investments may be lower, or may develop more slowly, than we expect or may be nonexistent. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which would adversely affect our business and operating results.

Toshiba is our sole supplier for flash memory. Any disruption in our relationship with Toshiba could have a material adverse effect on our business.

The most significant component that we use in our products is flash memory. Although we have an agreement with Toshiba, the sole supplier of our flash memory components, we may experience a shortage of flash memory if Toshiba is not able to meet our demand. Toshiba may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately to Toshiba or a shortfall in production by Toshiba for reasons unrelated to us. In addition, our agreement with Toshiba does not provide us with fixed pricing for flash memory, which subjects us to fluctuations in pricing. Our agreement with Toshiba also requires us to purchase 70% of our annual requirement for flash memory from Toshiba, subject to specified conditions, and to design our products to be substantially compatible with Toshiba flash memory. If Toshiba were to increase the price of its flash memory, we may not be able to correspondingly increase the price of our products and our revenue and gross margins would be harmed. In addition, if the flash memory we purchase from Toshiba is not competitive with the performance of other flash memory in the market, the competitiveness of our products may be adversely affected and our business could suffer. We do not currently have any agreement in place with other flash memory providers in the event that Toshiba cannot meet our demand or we are unable to renew our contract with Toshiba. If we cannot obtain sufficient supply of flash memory at an acceptable price to us, our ability to respond to our customer demand and grow our business could be significantly harmed.

Our agreements with Toshiba, our sole supplier of flash memory may not be the result of arm’s-length negotiations because Toshiba is also one of our principal stockholders.

We have entered into agreements with Toshiba, one of our principal stockholders, relating to our purchase of flash memory from Toshiba, and we may enter into additional agreements with Toshiba and its affiliates. Although we believe that the terms in our agreements, as a whole, are no less favorable to us than could be obtained through arm’s-length dealing, these agreements include specific terms and conditions that may be different from terms contained in comparable agreements with unaffiliated third parties. In addition, because Toshiba is also one of our principal stockholders and because we have a significant relationship with Toshiba, it may be difficult or impossible for us to enforce claims that we may have against it. Although we have a significant relationship with Toshiba, we may not be able to successfully negotiate and execute this proposed agreement or we may not do so on terms that are beneficial to us or on terms that we currently anticipate.

We compete with large data storage providers and expect competition to intensify in the future from established companies and new market entrants.

The market for data storage products is highly competitive and we expect competition to intensify in the future. Our products compete with various high-performance server- and array-based storage approaches employed by next-generation datacenters. Competitors include incumbent primary storage vendors, such as Dell, Inc., or Dell, EMC Corporation, or EMC, Hewlett-Packard (3PAR), Hitachi Data Systems Corporation, or Hitachi, International Business Machines Corporation, or IBM, and NetApp, Inc., or NetApp, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle Corporation. We also compete with server-centric flash-based solution providers in limited application use cases, such as Fusion-io. In addition, a number of privately-held companies are attempting to enter our market, some of which may become significant competitors in the future.

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. New start-up companies continue to innovate and may invent similar or superior products and technologies that may compete with our products and technology. Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, some of our competitors, including our systems vendor customers, may develop competing technologies and sell at zero or negative margins, through product bundling, closed technology platforms or otherwise, to gain business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. In addition, consolidations among systems vendors, which can occur unexpectedly, can significantly impact our sales efforts to systems vendors. As a result, we cannot assure you that our products will compete favorably, and any failure to do so could seriously harm our business, operating results and financial condition.

Competitive factors could make it more difficult for us to sell our products, resulting in increased pricing pressure, reduced gross margins, increased sales and marketing expenses, longer customer sales cycles and failure to increase, or the loss of, market share, any of which could seriously harm our business, operating results and financial condition. Any failure to meet and address competitive challenges could seriously harm our business and operating results.

Our products are highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

Our Flash Memory Array and Velocity PCIe Flash Memory Card products and related software are highly technical and complex and are often used to store information critical to our end-customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our end-customers. Some errors in our products may only be discovered after they have been installed and used by end-customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, or any perception of the same in the marketplace, could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of end-customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate or could be subject to coverage exclusions or deductibles with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our products in any quarter, including orders from large customers;

•	a postponement or cancellation of significant orders;

•	cost and timing of trial deployments;

•	product mix;

•	the degree to which our Velocity PCIe Flash Memory Cards gain market acceptance;

•	mix of sales between end-customers and channel partners;

•	availability of, and our ability to control the costs of, the components we use in our hardware products, specifically flash memory;

•	reductions in customers’ budgets for information technology purchases;

•	the failure of the U.S. government to resolve the U.S. budget crisis, further U.S. government shutdowns, a significant curtailment of the U.S. government budget or any other slowdown in the U.S. government spending;

•	delays in end-customers’ purchasing cycles or deferments of end-customers’ product purchases in anticipation of new products or product enhancements from us or our competitors;

•	any change in the competitive dynamics of our markets, including actions by large storage providers who may discount product prices or bundle storage products to provide lower overall systems costs;

•	fluctuations in demand and prices for our products;

•	changes in standards in the data storage industry;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet end-customer requirements;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter and cause the price of our common stock to decline.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2015, provide a management report on the internal control over financial reporting, and a report by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our sales cycles can be long and unpredictable, particularly with respect to large orders and establishing systems vendor relationships that require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate significantly.

Our sales efforts include convincing end-customers of our products’ reliability and interoperability with their existing network infrastructure. Because our products are based on emerging flash technology, we often must invest time in educating our potential end customers of the benefits of flash technology over legacy technologies, such as HDDs. Customers often undertake a trial deployment to evaluate and test our products which can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, and we continue to increase the number of our sales personnel, which could further extend the sales cycle as these new personnel typically require a significant amount of training and experience until they are productive. These factors, among others, result in long and unpredictable sales cycles, particularly with respect to large orders and the establishment of system vendor relationships. Further, we may invest significant management attention and expense in building relationships that do not ultimately result in successful sales.

We also sell to systems vendors that incorporate our solutions into their products, which can require an extended evaluation and testing process before our product is approved for inclusion in one of their product lines. We also may be required to customize our product to interoperate with a systems vendor’s solution, which could further lengthen the sales cycle for sales to systems vendors.

The length of our sales cycle makes us susceptible to the risk of delays or termination of orders if end-customers decide to delay or withdraw funding for datacenter projects, which could occur for various reasons, including global economic cycles and capital market fluctuations. In addition, as a result of the lengthy and uncertain sales cycles of our products, it is difficult for us to predict when customers may purchase products from us and as a result, our operating results may vary significantly and be adversely affected.

Ineffective management of product transitions or our inventory levels, including inventory used in trial deployments, could adversely affect our operating results.

If we are unable to properly forecast, monitor, control and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain in order to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in the inventory level of our finished products which would cause us to incur manufacturing costs in a period that are not offset by sales of finished products. In addition, our inability to manage inventory levels in connection with future product transitions may harm our operating results.

We typically provide trial deployments to potential customers and maintain the classification of these products in the field as inventory. We may not be able to convert these trial deployments into sales, which could lead to higher levels of inventory, lost or damaged units, risk of obsolescence and excessive wear making them unsaleable or saleable only at low margin or at a loss. Although our sales contracts typically provide that we are not obligated to accept product returns, except for warranty claims, for purchased products, in limited circumstances, we may determine that it is in our best interest to accept returns or exchange products in order to maintain good relationships with customers. Product returns or exchanges would increase our inventory and reduce our revenue. If we are unable to sell our inventory in a timely manner, we could incur additional carrying costs, reduced inventory turns and potential write-downs due to obsolescence, particularly in periods of product transition.

Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships or cause us to lose potential sales.

We have often experienced order changes including delivery delays and fluctuations in order levels from period-to-period, and we expect to continue to experience delays and fluctuations in the future, which could result in fluctuations in inventory levels, cash balances and revenue.

The occurrence of any of these risks related to inventory could adversely affect our business, operating results and financial condition.

Our gross profit may vary and such variation may make it more difficult to forecast our earnings.

Our gross profit has been and may continue to be affected by a variety of factors, including:

•	demand for our products and related services;

•	discount levels and price competition;

•	average order size and customer mix;

•	product mix;

•	the cost and availability of components;

•	level of costs for providing customer support;

•	the mix of services or software as a percentage of revenue;

•	new product introductions and enhancements; and

•	geographic sales mix.

Any of these factors could adversely affect our gross profit and operating results compared to prior periods or future expectations from us or analysts who have issued research reports about us.

Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers. As a result, we may not be able to compete effectively and maintain or increase our market share.

Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from purchasing our products. In particular, when competing against us, we expect our competitors to emphasize the importance of data storage retention, the high cost of data storage failure and the perceived risks of relying on products from a company with a shorter operating history and less predictable operating results. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s network infrastructure, user demands and information technology needs. These factors may cause our current or prospective customers to be unwilling to purchase our products and instead to purchase the products of our better-known and more established competitors. In the event that we are unable to successfully sell our products to new customers, persuade customers of our competitors to purchase our products instead, or prevent our competitors from persuading our customers to purchase our competitors’ products, we may not be able to maintain or increase our market share and our operating results would be adversely affected.

The use of flash memory in storage products is rapidly evolving, which makes it difficult to forecast customer adoption rates and demand for our products.

The market for flash memory in storage products is rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to trends in this market as they develop and evolve. Sales of our products are dependent in large part upon demand in markets that require high-performance data storage solutions, such as business-critical applications, virtualization and Big Data. It is difficult to predict with any precision customer adoption rates, end-customer demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately predict our future performance. Our products may never gain broad adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although flash-based data storage products have a number of advantages compared to other data storage alternatives, flash-based storage devices have certain disadvantages as well, including a higher price per gigabyte of storage, potentially shorter product lifecycles, more limited methods for data recovery and lower performance for certain uses, including sequential I/O transactions and increased utilization of host system resources than traditional storage, and in some circumstances may require end-customers to modify or replace network systems originally installed for traditional storage media. A reduction in demand for flash-based data storage caused by lack of end-customer acceptance, technological challenges, competing technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.

We have derived substantially all of our revenue from a single line of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our Flash Memory Array product line has accounted for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our Flash Memory Array products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our Flash Memory Array products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our Flash Memory Array products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our Flash Memory Array products; and

•	our inability to release enhanced versions of our products, including any related software, on a timely basis.

In March 2013, we introduced our Velocity PCIe Flash Memory Card products. If we are unable to grow our revenue from our Velocity PCIe Flash Memory Cards, we will continue to be dependent on the success of our Flash Memory Arrays.

If our Velocity PCIe Flash Memory Cards do not gain market adoption or sales of our Velocity PCIe Flash Memory Cards grow more slowly than anticipated, we may not be able to increase our revenue sufficiently to achieve and maintain profitability.

We have devoted a significant amount of resources to developing and marketing our Velocity PCIe Flash Memory Cards and believe our future growth will substantially depend on the market acceptance and adoption of this new product. Because we are strategically targeting the PCIe memory card market and expending a considerable amount of resources in doing so, if our Velocity PCIe Flash Memory Cards are delayed in their development or do not gain market acceptance, our results of operations, business and prospects would be materially and adversely affected.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position would be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and harm our business. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

In order to maintain or increase our gross margins, we need to continue to create valuable software solutions to be integrated with our products. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to increase our overall gross margins. If we are unable to successfully develop or acquire, and then market and sell future generations of our products, our ability to increase our revenue and gross margin will be adversely affected.

Our products must interoperate with network interfaces, such as operating systems, software applications and hardware developed by others, and if we are unable to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience reduced demand for our products.

Our storage products comprise only a part of a datacenter’s infrastructure. Accordingly, our products must interoperate with our end-customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which are typically manufactured by a wide variety of systems vendors. When new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products interoperate properly. We may not accomplish these development efforts quickly, cost-effectively or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these applications, our end-customers may not be able to adequately utilize the data stored on our products, and we may, among other consequences, fail to increase, or we may lose, market share and experience reduced demand for our products, which would adversely affect our business, operating results and financial condition.

We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, Donald G. Basile. We could experience difficulty in retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects and operating results.

We plan to hire additional personnel in all areas of our business, particularly in sales and research and development. Competition for these types of personnel is intense. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

We intend to continue focusing on revenue growth and increasing market penetration and international presence at the expense of profitability by re-investing in our operations.

We intend to increase our investments in our marketing services and sales organization and to continue investing significantly in research and development at the expense of near-term profitability. We believe our decision to continue investing heavily in these operations will be critical to our revenue growth and our increased market penetration and international presence. Accordingly, we anticipate that our operating costs and expenses will increase substantially for the foreseeable future. However, we cannot assure you that this strategy will result in revenue growth. Even if we achieve significant revenue growth, we may continue to experience net losses and operating losses similar to those we have incurred historically. Additionally, at least as long as we pursue this strategy, we may not achieve profitability or, if achieved, we may not be able to sustain profitability.

We are exposed to the credit risk of some of our customers and to credit exposure in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis, which subjects us to the risk of loss resulting in nonpayment or nonperformance by our customers. Although we have programs in place that are designed to monitor and mitigate our customers’ credit risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

Our research and development efforts may not produce successful products that result in significant revenue in the near future, if at all.

Developing our products and related enhancements is expensive. Our investments in research and development may not result in marketable products or may result in products that are more expensive than anticipated, take longer to generate revenue or generate less revenue, if at all, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, which could adversely affect our business and operating results.

Developments or improvements in storage system technologies may materially adversely affect the demand for our products.

Significant developments in data storage systems, such as advances in solid state storage drives or improvements in non-volatile memory, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, improvements in existing data storage technologies, such as a significant increase in the speed of traditional interfaces for transferring data between storage and a server or the speed of traditional embedded controllers, could emerge as preferred alternatives to our products, especially if they are sold at lower prices. This could be the case even if such advances do not deliver all of the benefits of our products. Any failure on our part to demonstrate the benefits of our products would result in lost sales. In addition, any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could materially delay our development and introduction of new products, which could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

The rate at which we grow our business is impacted by systems vendor customers incorporating our products into their server and data storage systems and these systems vendors’ sales efforts. Any failure to grow our systems vendor sales and maintain relationships with systems vendors could adversely affect our business, operating results and financial condition.

Historically, sales of products to systems vendors have represented a significant portion of our revenue. In some cases, our products must be designed into the systems vendor’s products. If that fails to occur for a given product line of a systems vendor, we would likely be unable to sell our products to that systems vendor for that product line during the life cycle of that product. Even if a systems vendor integrates one or more of our products into its solutions, we cannot assure that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our systems vendor customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these systems vendors.

Moreover, our systems vendor customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with systems vendor customers for a number of reasons, including because of the systems vendor’s relationships with our competitors or prospective competitors. In addition, there may be competing incentives that may not motivate their internal sales forces to promote our products. If we are unable to grow our sales to systems vendors, if our system vendor customers’ systems incorporating our products are not commercially successful, if our products are not designed into a given systems vendor product cycle or if our systems vendor customers significantly reduce, cancel or delay their orders with us, our revenue would suffer and our business, operating results and financial condition could be materially adversely affected.

Our ability to sell our products is highly dependent on the quality of our customer support and services, and any failure to offer high-quality support and services would harm our business, operating results and financial condition.

Once our products are deployed, our customers depend on our support organization to resolve any issues relating to our products. Our products provide business-critical services to our customers and a high level of customer support is necessary to maintain our customer relationships. We rely on authorized service providers in certain locations in the United States to install our products and deliver initial levels of on-site customer support and services. While we attempt to carefully identify, train, and certify our authorized service providers, we may not be successful in ensuring the proper delivery and installation of our products or the quality or responsiveness of the support and services being provided.

As we grow our business, our ability to provide effective customer support and services will be largely dependent on our ability to attract, train and retain qualified direct customer service personnel and our ability to maintain and grow our network of authorized service providers. Additionally, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English, as well as identifying, training, and certifying international authorized service providers to support products we may deploy in geographical areas in which we may not currently have authorized service providers.

Any failure to maintain high-quality customer support and services, or a market perception that we do not maintain high-quality customer support and services, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results and financial condition.

If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liability.

Some of our large end-customers demand more favorable terms and conditions from us and may request price concessions. As we seek to sell more products to large end-customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.

Some of our large end-customers have significant purchasing power and, accordingly, have requested and received from us more favorable terms and conditions, including lower prices and extended payment terms, than we typically provide. As we seek to sell more products to this class of customer, we may be required to agree to more favorable customer terms and conditions, which may include terms that affect the timing of our revenue recognition or may reduce our gross margins and have an adverse effect on our business and operating results.

We rely on systems vendors and resellers to sell our products in markets where we do not have a direct sales force, and on authorized service providers to service and support our products in markets where we do not have direct customer service personnel. Any disruptions to, or failure to develop and manage, our relationships with systems vendors, resellers and authorized service providers could have an adverse effect on our customer relationships and on our ability to increase revenue.

Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of systems vendors, resellers and authorized service providers in markets where we do not have a direct sales force or direct customer service personnel. We currently have sales personnel in over 15 countries. In other markets, we rely and expect to continue to rely on establishing relationships with systems vendors, resellers and authorized service providers. Our ability to maintain or grow our international revenue will depend, in part, on our ability to carefully select, manage and expand our network of systems vendor partners, resellers and authorized service providers. In addition to their sales activities, our systems vendor partners also provide installation, post-sale service and support on our behalf in their local markets. We also have agreements with authorized service providers that deliver and install our products, as well as provide post-sale customer service and support, on our behalf in their local markets. In markets where we rely on systems vendor partners, resellers and authorized service providers, we have less contact with our customers and less control over the sales process and their responsiveness. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify and train our systems vendor partners, resellers and authorized service providers and to monitor their sales activity as well as the customer support and services being provided to our customers in their local markets could harm our business, operating results and financial condition.

Identifying, training, and retaining qualified systems vendors, resellers and authorized service providers requires significant time and resources. In order to maintain and expand our network of systems vendor partners, resellers and authorized service providers, we must continue to scale and improve the systems, processes, and procedures that support them, which will require continuing investment in our information technology infrastructure and dedication of significant training resources. As we grow our business and support organization, these systems, processes, and procedures may become increasingly complex, difficult and expensive to manage, particularly as the geographic scope of our customer base expands globally.

We typically enter into non-exclusive agreements with our systems vendor partners, resellers and authorized service providers. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment, and do not prohibit our systems vendor partners, resellers and authorized service providers from offering products and services that compete with ours. Accordingly, our systems vendor partners, resellers and authorized service providers may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Additionally, our competitors may provide incentives to our existing and potential systems vendor partners, resellers and authorized service providers to use, purchase or offer their products and services which may prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.

If our third-party hardware repair service fails to timely and correctly resolve hardware failures experienced by our end-customers, our reputation will suffer, our competitive position will be impaired and our expenses could increase.

We and our authorized service providers rely upon third-party hardware maintenance providers, which specialize in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end-customers. If our third-party repair service fails to timely and correctly resolve hardware failures, our reputation will suffer, our competitive position will be impaired and our expenses could increase. In February 2011, we entered into a five-year agreement with IBM Global Services for our on-site response and call center support. Either party may terminate the agreement for any reason by providing the other party 120-day notice of termination. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with our third-party repair service were to end, we would have to engage a new third party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.

We rely on a single contract manufacturer to manufacture our products, and our failure to accurately forecast demand for our products or successfully manage our relationship with our contract manufacturer could negatively impact our ability to sell our products.

We rely on a single contract manufacturer, Flextronics International Ltd., or Flextronics, to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We purchase our flash components directly from a single-source supplier and consign these components to Flextronics. Our reliance on our contract manufacturer reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturer or if our contract manufacturer experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturer are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

If we are required to change to a new contract manufacturer, qualify an additional contract manufacturer or assume internal manufacturing operations for any reason, including financial problems of our contract manufacturer, reduction of manufacturing output made available to us, or the termination of our contract, we may lose revenue, incur increased costs and damage our customer relationships. Our contract manufacturer may terminate our agreement with them with prior notice to us or for reasons such as we fail to perform a material obligation under our agreements with them. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming.

We are required to provide forecasts to our contract manufacturer regarding product demand and production levels. We provide our contract manufacturer with purchase orders for products they manufacture for us, and these orders may only be rescheduled or cancelled under certain limited conditions. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results.

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with our contract manufacturer and component suppliers. For example, we introduced our PCIe Flash Memory Cards in March 2013 and must coordinate the manufacturing of this new product line with Flextronics. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand for our Flash Memory Arrays or our PCIe Flash Memory Cards. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturer from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. If our contract manufacturer is unable to provide us with adequate supplies of high-quality products, or if we or our contract manufacturer is unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could materially and adversely affect our relationships with current and prospective customers.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our products, and neither our contract manufacturer nor we have entered into agreements for the long-term purchase of these components. This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

•	the inability to obtain an adequate supply of key components in a timely manner, including flash memory and field programmable gate arrays;

•	price volatility for the components of our products;

•	failure of a supplier to meet our quality, yield or production requirements;

•	failure of a key supplier to remain in business or adjust to market conditions; and

•	consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components.

If our supply of certain components is disrupted or delayed, or if we need to replace one or more of our existing suppliers, there can be no assurance that additional supplies or components will be available when required or that supplies will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and materially adversely affect our business, operating results and financial condition. If we are successful in growing our business, we may not be able to continue to procure components at acceptable prices, which would require us to enter into longer term contracts with component suppliers to obtain these components at competitive prices. In addition, errors or defects may arise in some of our components supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty. If any of these were to occur, our costs would increase and our gross margins would decrease, harming our operating results.

Our products incorporate components that are subject to supply and pricing volatility, and, as a result, our ability to respond in a timely manner to customer demand and our cost structure are sensitive to such volatility in the supply and market prices for these components.

We do not enter into long-term supply contracts for the components we use in our products, but instead generally we, or our contract manufacturer on our behalf, purchase these components pursuant to individual purchase orders. In addition, it is common in the storage and networking industries for component vendors to discontinue the manufacture of certain types of components from time to time due to evolving technologies and changes in the market. If we are required to make significant “last time” purchases of components that are being discontinued and do not purchase enough components, we may experience delayed shipments, order cancellations or otherwise be required to purchase more expensive components to meet customer demand, which could negatively impact our revenue, gross margins and operating results. If we purchase too many such components, we could be subject to inventory write-offs adversely affecting our operating results.

A portion of our expenses are directly related to the pricing of components utilized in the manufacture of our products, such as field programmable gate arrays, memory chips and central processing units, or CPUs. In some cases, our contract manufacturer purchases these components in a competitive-bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components, especially for field programmable gate arrays, memory chips and CPUs. This volatility makes it difficult to predict expense levels and operating results, and may cause our expense levels and operating results to fluctuate significantly. Furthermore, these components can be subject to limits on supply or other supply volatility which may negatively impact our ability to obtain quantities necessary at reasonable prices to grow our business and respond to customer demand for our products.

As we seek to increase our sales to government customers, we may face difficulties and risks unique to government contracts and attempting to do business with the government that may have a detrimental impact on our business, operating results and financial condition.

Historically, we have sold products to the United States government through third-party resellers. Developing new business in the public sector often requires the development of relationships with different agencies or entities, as well as with other government contractors. If we are unable to develop or sustain such relationships, we may be unable to procure new contracts within the timeframes we expect, and our business, operating results and financial condition may be adversely affected. Contracting with the United States government often requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our products or services are improperly priced, or if we do not offer our products and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a financial loss for us if we fail to win a contract on which we submitted a bid. Further, some agencies within the United States government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our products that could require a significant amount of time and prevent our employees from working on other critical projects. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

Contracts with the United States government also frequently include provisions not found in private sector contracts and are often governed by laws and regulations that do not affect private sector contracts. These provisions may permit public sector customers to take actions not always available to customers in the private sector. These actions may include termination of contracts for convenience. The United States government can also suspend operations if Congress does not allocate sufficient funds to a particular agency or organization, and the United States government may allow our competitors to protest our successful bids. The occurrence of any of these events may negatively affect our business, operating results and financial condition.

In order to maintain contracts we may obtain with government entities, we must also comply with many rules and regulations that may affect our relationships with other customers. For example, the United States government could terminate its contracts with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the United States government requires us to meet any of these demands, it could increase our costs or prevent us from taking advantage of certain opportunities that may present themselves in the future. The United States government routinely investigates and audits government contractors. It may audit our performance and our pricing, and review our compliance with rules and regulations. If it finds that we have improperly allocated costs, it may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could reduce our revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, operating results and financial condition.

Further, general uncertainty about the global economic recovery and ongoing fiscal and budgetary uncertainty in the United States, including the adverse economic effects of the U.S. government shutdown in October 2013 or any future possible shutdowns is likely to continue to adversely affect our ability to maintain and increase our sales to government customers, which in turn may continue to adversely affect our results of operations.

Third-party claims that we are infringing the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation, require us to acquire expensive licenses, prohibit us from selling products and harm our business.

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. The costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of outcome.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers and channel partners from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights could harm our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could seriously harm our business, operating results and financial condition. In addition, parties to intellectual property litigation often announce the results of hearings, motions or other interim developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that design around our intellectual property. While we endeavor to sign confidentiality agreements with our employees and others who may have access to our trade secrets, we cannot guarantee that we have entered into these agreements with all such parties, nor that the agreements we have entered will not be breached.

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available.

An inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results and financial condition.

Adverse economic conditions and reduced information technology spending could have an adverse impact on our revenue, revenue growth rates, and operating results.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the capital spending budgets and financial health of our current and prospective customers. The purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital. A general economic downturn, such as the slowdown that began in 2008, could dramatically reduce business spending on technology infrastructure. In response to a global economic slowdown, including the recent U.S. government shut-down and concerns over future U.S. budgetary negotiations, deterioration in their own financial condition, or an inability to obtain financing for capital investments, our customers and customer prospects could reduce or defer their spending on storage infrastructure, which could result in lost opportunities, declines in bookings and revenue, order cancellations or indefinite shipping delays.

The global economic environment has been volatile as a result of many factors, including the economic uncertainty faced by several European countries and the U.S. government budget crisis. If this volatility continues and there is a growing weakness in general economic conditions, a reduction in storage infrastructure spending, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenue, operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

If we experience declines in average selling prices, our revenue and gross profit may decline.

The data storage products industry is highly competitive and has historically been characterized by declines in average selling prices. It is possible that the market for flash-based data storage solutions could experience similar trends. Our average selling prices could decline due to pricing pressure caused by several factors, including competition, the introduction of alternative technologies, overcapacity in the worldwide supply of flash-based or similar memory components, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in sales volume or cost reductions, our gross margins and operating results would be adversely affected.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants, which may restrict our flexibility in operating our business and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

We anticipate that we will expend substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs and the manner in which we fund that expenditure may have an adverse effect on our financial condition.

We anticipate that we will expend substantial funds to satisfy tax withholding and remittance obligations beginning in March 15, 2014. As settlement occurs associated with the vesting of these RSUs, we plan to withhold shares and remit income taxes at applicable minimum statutory rates based on the then current value of the underlying shares. We currently expect that these withholding tax rates can be up to 50%. Under net settlement procedures applicable to the March 15, 2014 vesting date, RSUs are withheld to cover the required withholding tax, which is based on the value of the RSU on the applicable settlement date. The remaining amounts are delivered to the recipient as shares of our common stock.

The amount of this obligation will vary, depending on the closing price of our shares at the time of settlement. Outstanding restricted stock units of 4.7 million shares are expected to vest on March 15, 2014 upon satisfaction of both the service and liquidation condition. To fund the withholding and remittance obligations, we may choose to borrow funds from our credit facilities or use a portion of our existing cash.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally.

We have recently begun to grow our business internationally. Through October 31, 2013, we had 262 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally, in particular attracting and retaining systems vendor partners and resellers with international capabilities or systems vendor partners and resellers located in international markets. Our revenue and expenses could be adversely affected by a variety of factors associated with international operations, some of which are beyond our control, including:

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with international locations;

•	difficulty in collecting accounts receivable and longer collection periods;

•	difficulty in contract enforcement;

•	regulatory, political or economic conditions in a specific country or region;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	export and import controls, trade protection measures, FCPA compliance and other regulatory requirements;

•	effects of changes in currency exchange rates;

•	potentially adverse tax consequences;

•	service provider and government spending patterns;

•	reduced protection of our intellectual property and other assets in some countries;

•	greater difficulty documenting and testing our internal controls;

•	differing employment practices and labor issues; and

•	acts of terrorism and international conflicts.

We are an emerging growth company and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before the end of that five-year period, we would cease to be an emerging growth company as of the following January 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, as an “emerging growth company,” we can take advantage of an extended transition period for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a public company, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products.

We incorporate open source software into our products. Although we monitor our use of open source software closely, we cannot guarantee that we are aware of all the open source software included in our products. Moreover, the terms of many open source licenses have not been interpreted by courts in or outside of the United States, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate proprietary third-party technologies, including software programs, into our products. We rely on license agreements to gain access to these third-party technologies and may need to enter into additional license agreements in the future. However, licenses to relevant third-party technology may not be or remain available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

We may acquire or make investments in other companies, each of which may divert our management’s attention, and result in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. We also may enter into strategic relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or governmental approvals. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close. Acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could also expose us to unknown liabilities. Moreover, we cannot assure you that we would realize the anticipated benefits of any acquisition or investment. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur significant charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

Our sales headquarters, corporate headquarters and our current contract manufacturer are located in the San Francisco Bay area, which have heightened risks of earthquakes. We may not have adequate business interruption insurance to compensate us for losses that may occur from a significant natural disaster, such as an earthquake, which could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Our results of operations could be affected by natural catastrophes in locations in which our customers, suppliers or contract manufacturers operate.

Several of our customers, suppliers and our contract manufacturer have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers, suppliers and our contract manufacturer. For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure and economy. Some of our customers and suppliers, including our sole flash memory supplier, Toshiba, are located in Japan and they have experienced, and may experience in the future, shutdowns as a result of these events, and their operations may be negatively impacted by these events. Our customers affected by a natural disaster could postpone or cancel orders of our products, which would negatively impact our business. In addition, natural disaster could delay or prevent our contract manufacturer in the manufacture of our products, and we may need to qualify a replacement manufacturer. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in the necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. In addition, if we are required to obtain one or more new suppliers for components or use alternative components in our solutions, we may need to conduct additional testing of our solutions to ensure those components meet our quality and performance standards, all of which could delay shipments to our customers and adversely affect our financial condition and results of operations.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, product warranty, allowances for doubtful accounts, carrying values of inventories, determination of the fair value of common stock, stock-based compensation, liabilities for unrecognized tax benefits, deferred income tax valuation allowances and the useful lives of property and equipment.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after the IPO, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could materially and adversely affect our operating results, financial condition and cash flows.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credits;

•	transfer pricing adjustments;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles;

•	changes in tax laws and regulations, including possible changes to the taxation of earnings in the United States of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules; or

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have a material adverse effect on our operating results, financial condition and cash flows.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in foreign markets.

Because we incorporate encryption technology into our products, our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to introduce products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies affected by such regulations, could result in decreased use of our products by, or an inability to export or sell our products to, existing or prospective customers with international operations and harm our business. In addition, any failure by us to comply with these rules and regulations could subject us to significant fines and penalties.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

We are subject to environmental, health and safety laws and regulations pursuant to which we may incur substantial costs or liabilities, which could harm our business, operating results or financial condition.

We are subject to various state, federal, local and international laws and regulations relating to the environment or human health and safety, including those governing the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. These laws and regulations have been enacted in several jurisdictions in which we sell our products, including the European Union, or EU, and certain of its member countries. For example, the EU has enacted the Restriction on Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, sold after July 1, 2006. The WEEE directive obligates parties that sell electrical and electronic equipment in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment and provide a mechanism to take back and properly dispose of the equipment. There is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with these laws and regulations as they are enacted, and that our component suppliers also comply with these laws and regulations. If we or our component suppliers fail to comply with the legislation, our customers may refuse or be unable to purchase our products, which could harm our business, operating results and financial condition.

Pursuant to such laws and regulations, we could incur substantial costs and be subject to disruptions to our operations and logistics or other liabilities. For example, if we were found to be in violation of these laws or regulations, we could be subject to governmental fines or other sanctions and liability to our customers. In addition, we have to make significant expenditures to comply with such laws and regulations. Any such costs or liabilities pursuant to environmental, health or safety laws or regulations could have a material adverse effect on our business, operating results or financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

While our international revenue has typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. Our exposure to foreign currency fluctuation may change over time as our business practices evolve and could have a material adverse impact on our financial condition and results of operations. Gains and losses on the conversion to U.S. dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

Risks Related to Our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $2.99 to $7.98 per share through December 1, 2013. Some of the factors affecting our volatility include:

•	actual or anticipated variation in our and our competitors’ results of operations;

•	announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

•	issuance of new securities analysts’ reports or changed recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	any major change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following our recently completed public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We have been named as a defendant in a purported securities class action law suit. This, and other litigation could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On November 26, 2013, and subsequent dates we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO. This and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock has declined and could decline again when one or more equity analysts downgrade our common stock or when those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock.

Most of our total outstanding shares may be sold into the market when the “lock up” period ends. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We had 82.5 million shares of our common stock outstanding as of October 31, 2013. Approximately 64.5 million shares are currently restricted as a result of lock up agreements and will become available for sale in the public market on March 26, 2014. In addition, 5.4 million shares of common stock are subject to outstanding options and 13.3 million shares are subject to outstanding restricted stock units, of which 4.5 million options are vested and exercisable as of October 31, 2013. Further, upon satisfaction of both the service and liquidity condition, outstanding restricted stock units of 4.7 million shares are expected to vest on March 15, 2014 and become available for sale in the public market when the lock up period ends.

Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Insiders have substantial control over us and will be able to influence corporate matters.

As of October 31, 2013, directors and executive officers and their affiliates beneficially owned a large percentage of our outstanding capital stock. In addition, Toshiba owns 11% and Rationalwave owns 5% of our outstanding capital stock. As a result of this concentrated ownership, our directors, executive officers and these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. This intention of these stockholders may be different from those of other investors.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent a change in control and may affect the trading price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors or the chief executive officer;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

We will have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

We will have broad discretion in the application of the net proceeds from our IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have not paid cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock would be the sole source of gain for the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From August 1, 2013 through October 31, 2013, we issued and sold an aggregate of 459,071 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $0.66 per share pursuant to exercises of options granted under our 2005 Stock Plan. In addition, we issued warrants to purchase shares of Series D convertible preferred stock which was converted into warrants to purchase 84,278 shares of our common stock at $11.80 per share upon completion of our IPO.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Public Offering of Common Stock

Our IPO was made pursuant to a registration statement on Form S-1 (File No. 333-190823), which the SEC declared effective on September 26, 2013. As a result of the offering, we raised approximately $145.8 million in proceeds, net of underwriting discounts, commissions and offering expenses. As of October 31, 2013, we have invested a portion of the net proceeds in short-term, interest bearing obligations and investment grade instruments, and have also repaid all of our outstanding debt obligations. On a go forward basis, we intend to use a portion of the net proceeds for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on September 27, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.**				X

101.SCH	XBRL Taxonomy Extension Schema Document.**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X

*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: December 9, 2013	By:	/s/ Donald G. Basile
Donald G. Basile
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 9, 2013	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.**				X

101.SCH	XBRL Taxonomy Extension Schema Document.**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X

*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.