Form 10-K
period 2014-01-31
Violin Memory Inc
filed 2014-04-16
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001- 36069

VIOLIN MEMORY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3940944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4555 Great America Parkway, Santa Clara, California	95054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 396-1500

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on October 2, 2013, based on the closing price of $7.53 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $480,855,273. The registrant has elected to use September 27, 2013 as the calculation date, which was the initial trading date of the registrant’s common stock on the New York Stock Exchange, because on July 31, 2013 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2014, 85,164,309 shares of the registrant’s common stock were outstanding.

Violin Memory, Inc.

Form 10-K

Special Note Regarding Forward-Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission, or the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our financial performance, including our revenue, cost of revenue and operating expenses;

•	our ability to effectively manage our growth;

•	our ability to attract and retain customers;

•	anticipated trends and challenges in our business and the competition that we face; and

•	our liquidity and working capital requirements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this prospectus to confirm these statements to actual results or revised expectations

PART I

Item 1. Business

Overview

We have pioneered a new class of persistent memory-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Memory Arrays are specifically designed at each level of the system architecture starting with memory and optimized through the array to leverage the inherent capabilities of flash memory and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data solutions in enterprise data centers. We have demonstrated that our Flash Memory Arrays provide low latency and sustainable performance with enterprise-class reliability, availability and serviceability through product testing and customer feedback. Our solutions enable customers to realize significant capital expenditure and operational cost savings by simplifying their data center environments.

A number of important IT trends are transforming the architecture, design and performance requirements of data centers and highlighting the widening performance gap between storage and other data center technologies. These trends include the acceleration of server and network technologies; widespread adoption of virtualization technologies; proliferation of private and public cloud-based environments; explosive data growth and demand for high-frequency, real-time access; the increasing strategic importance of in-memory computing; and a focus on reducing data center complexity and lowering total cost of ownership. Traditional disk-based storage solutions provided by incumbent primary storage vendors have been unable to adequately scale performance to address this widening gap due to the inherent limitations of hard disk drives, contributing to a performance bottleneck in the data center. We believe there is a pressing need for a new approach to storage, designed to address the input/output, or I/O, intensive requirements of today’s real-time applications and enable organizations to optimize the utilization and performance of their enterprise data center and cloud environments.

Our Flash Memory Arrays integrate enterprise-class hardware and software technologies to cost-effectively address the limitations of other storage solutions. Our Flash Memory Arrays are based on a four-layer hardware architecture which is tightly integrated with our Violin Memory Operating System, or vMOS, software stack to optimize the management of flash memory at each level of our system architecture. In June 2013, we expanded our innovation in persistent memory technologies and proprietary techniques in flash management to incorporate the latest generation of NAND flash technology. Additionally, we launched our Symphony software, a comprehensive flash management platform that enables centralized memory array administration, real-time SLA-based health monitoring, customizable dashboards and comprehensive reporting. We believe our relationship with Toshiba Corporation, or Toshiba, a leading provider of flash memory and one of our principal stockholders, allows us to design our storage systems to unlock the inherent performance capabilities of flash technology and provides us with knowledge of future generations of memory. A key component of our close relationship with Toshiba is frequent direct technical interactions between our respective engineering teams.

As of January 31, 2014, we believe our persistent memory-based storage solutions have been implemented by more than 300 enterprises in diverse end markets, including financial services, Internet, government, media and entertainment and telecommunications. We primarily sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. We maintain relationships with systems vendors and key technology partners, such as Dell, Inc., or Dell, Fujitsu, Microsoft Corporation, or Microsoft, SAP AG, or SAP, Symantec Corporation, or Symantec, Toshiba and VMware, Inc., or VMware. We have substantially grown our business for the past three years with total revenue of $107.7 million, $73.8 million and $53.9 million in fiscal 2014, 2013 and 2012, respectively. We had a net loss of $149.8 million, $109.1 million and $44.8 million in fiscal 2014, 2013 and 2012, respectively.

Industry Background

A number of important IT trends are highlighting the widening performance gap between storage and other data center technologies. These trends include the acceleration of server and network technologies; widespread adoption of virtualization technologies; proliferation of public and private cloud-based environments; explosive data growth and demand for high-frequency, real-time access; the increasing strategic importance of in-memory computing; and a focus on reducing data center complexity and lowering total cost of ownership. Organizations seek to address this performance gap and optimize the utilization of both their enterprise data center and cloud environments. Traditional disk-based storage solutions provided by incumbent primary storage vendors, such as Dell, EMC Corporation, or EMC, Hewlett-Packard (3PAR), or HP, Hitachi Data Systems Corporation, or Hitachi, NetApp, Inc., or NetApp, and Oracle Corporation, or Oracle, have been unable to adequately scale performance to address this widening gap due to the inherent limitations of hard disk drives, contributing to a performance bottleneck in the data center. There has been an increasing shift towards the use of persistent memory based solutions. We believe other flash-based solutions provided by vendors, including EMC, Fusion-io, Intel, Micron, Samsung and SanDisk while offering greater performance than disk-based storage solutions, have nevertheless been unable to adequately address this bottleneck while providing the data resilience, reliability and availability required by enterprise applications.

Key IT Trends Impacting the Data Center

There are a number of important IT trends that are having a transformational impact on the design, performance and efficiency of storage in the data center:

•	Improving performance of server and network technologies. Server performance, driven by microprocessor advancements, multi-core processors and threading technology, has progressed at a rapid pace. We believe performance of server microprocessor unit, or MPU, will continue to scale in line with the increasing number of cores per processing unit. Data center network performance has also significantly increased as networks have become faster, less intricate and more efficient.

•	Widespread adoption of virtualization technologies. The broad adoption of server and desktop virtualization technologies as well as the associated increase in the number of virtual machines per physical server are placing a greater burden on storage systems within existing data center environments. This trend is driving a significant need for high I/O Operations per Second, or IOPS, to support highly unpredictable traffic patterns and the increasing mix of random I/O operations.

•	Proliferation of cloud-based architectures. The rapid proliferation of private and public cloud-based architectures is driving an increasing demand in storage infrastructure and data management solutions. Enterprises are acknowledging the importance of transitioning to the cloud with significant investments in storage hardware and software capabilities to better access, manage, and protect business-critical data and applications. Similarly, the emergence of cloud service providers is a key driver of storage consumption in providing access to large quantities of real-time content.

•	Explosive data growth and demand for high-frequency, real-time access. The number of applications used and volume of data generated by enterprises and individuals continue to grow rapidly. In addition, the need for real-time access is being driven by the rapid proliferation of mobile devices.

•	Increasing strategic importance of in-memory computing. In-memory computing is gaining increasing strategic importance in both enterprise data center and cloud environments as organizations look to IT as an enabler of growth and differentiation in their businesses. The growing use of in-memory computing is being driven by its inclusion in traditional products and cloud services, the growing need for faster performance and greater scalability requirements by high-performance applications such as Big Data analytics and the declining cost of flash memory.

•	Focus on reducing data center complexity and lowering total cost of ownership. Organizations continue to deploy an increasing amount of storage to address the rapid growth in data and the rising performance requirements of applications and users. Typically, this compels IT departments to add more storage to support greater workloads, or over-provision, in an attempt to achieve the required I/O throughput levels. This over-provisioning has resulted in an overly complex infrastructure that is underutilized and increasingly expensive to manage. Consequently, organizations have become increasingly focused on efficiently scaling capacity and consolidating data center resources to lower operating costs.

These trends have placed a great strain on the performance and efficiency of data centers, highlighting the widening performance gap between storage and other data center technologies. Incumbent disk-based storage providers have been unable to adequately scale performance to address this gap due to the inherent limitations of hard disk drives. Organizations are increasingly seeking alternatives to traditional disk-based storage to address this performance gap and optimize the utilization of both their enterprise data center and cloud environments.

IDC estimates worldwide spending on enterprise storage systems will grow from $35.0 billion in 2012 to $42.5 billion in 2017. A majority of this market is comprised of disk-based capacity-optimized and performance-optimized systems, which together is expected to grow at a compound annual growth rate, or CAGR, of 2.2% from $32.8 billion in 2012 to $36.5 billion in 20171. As enterprises seek alternatives to

[1]	IDC, “Worldwide Enterprise Storage Systems 2013-2017 Forecast: Customer Landscape is Changing, Defining Demand for New Solutions,” May 2013.

traditional disk-based storage solutions and the price of flash continues to decline, there has been a shift toward I/O intensive storage, which is expected to grow at a CAGR of 23.1% from $2.2 billion in 2012 to $6.1 billion in 20171. We believe there is an opportunity for a disruptive solution to capture the I/O intensive storage market, as well as a meaningful portion of the market for disk-based capacity-optimized and performance-optimized systems.

Attempts to Address the Widening Performance Gap in Data Center Environments

Traditional disk-based storage solutions exhibit significant delays in accessing data, or latency, which limit the overall performance of data center environments. Latency associated with accessing the data stored on array-based hard disk drives, or HDDs, is caused by the physics of rotating media where the data retrieval process is sequential. As application workloads increase, each I/O request is placed in a queue, resulting in a significant increase in disk response time and creating an I/O bottleneck. The more severe the bottleneck, the more the response time deteriorates. A common approach to address the I/O bottleneck involves over-provisioning of storage resources. However, over-provisioning results in an underutilization of storage capacity during off-peak times as storage is provisioned for periods of anticipated peak data flow and fails to adequately address the performance gap.

Relative Latency of HDDs and Flash Memory

Storage technology	Latency
HDDs	2 to 20 ms
Flash Memory	0.2 to 1 ms

As data center technologies have improved, we believe it has become increasingly clear that disk-based storage solutions are not sufficient to meet the requirements of today’s I/O intensive data center environments. In an effort to overcome the limited performance capabilities of disk-based storage solutions, vendors have begun incorporating flash memory in their storage systems as an alternative. This has been facilitated by the decrease in the price of flash memory.

Flash memory-based storage solutions designed for enterprise applications are generally deployed in array-based configurations which enable storage resources to be shared across data center networks. Flash memory array solutions are found in two configurations:

•	arrays built using off-the-shelf controllers and SSDs (or a hybrid of both HDDs and SSDs), or

•	specifically designed all-flash memory arrays.

Flash memory-based solutions using off-the-shelf components and SSDs deliver improved performance relative to disk-based storage solutions. However, their ability to optimize flash memory technology is severely limited by factors which include the utilization of off-the-shelf flash memory chips, commodity controllers, commercially available data protection algorithms and management software originally designed for HDDs. Flash memory is a media that becomes progressively slower and more error-prone as data is repeatedly written, read and erased. We believe that the implementation of purpose-built intelligent software and controller technologies that are tightly integrated with persistent memory-based solutions are necessary to address the technical challenges of flash memory and to deliver sustained high performance and endurance. Without the implementation of technologies specifically designed for flash memory, the performance sustainability and endurance of flash-based storage solutions that use off-the-shelf components remain significantly limited.

The key limitations of disk-based and flash memory-based storage solutions that use off-the-shelf components include:

•

Slow response times of disk-based storage solutions. Disk-based storage solutions are unable to deliver the low latency required by today’s high-performance applications. While over-provisioning with more HDDs modestly increases I/O throughput, this approach cannot reduce I/O response time due to the physics of rotating media and the architecture of disk-based storage solutions.

•	Limited ability to provide scalable and sustained performance under peak workloads. While flash-based storage solutions that use off-the-shelf components can provide improved performance over disk-based storage solutions, they suffer from the “Write Cliff” issue, a phenomenon that refers to a significant spike in latency and slower I/O response times experienced by flash memory during erase cycles. This prevents such flash-based storage solutions from delivering predictable and sustainable performance during periods of peak workloads.

•	High cost per transaction and overall total cost of ownership. Disk-based storage solutions are not typically optimized to reduce the cost of storage associated with the execution of individual transactions of high-speed applications, which we refer to as cost per transaction. In addition, the current approach of over-provisioning storage resources to address the performance gap increases facilities costs, management overhead and energy consumption.

•	Not optimized for real-time application workloads. Disk-based storage solutions were not originally designed to serve the dynamic requirements of real-time application workloads. For example, disk-based storage solutions are designed for sequential workloads, not the random I/O patterns inherent in virtualized and cloud-based environments. Similarly, disk-based storage solutions are not designed to deliver the high-performance and high scalability requirements of Big Data analytics applications.

Limitations of Disk-Based Storage Solutions in Addressing Real-time Application Workloads

As a result of these limitations, we believe there is a pressing need for a fundamentally new approach to provide sustained high-performance storage that offers low latency, high bandwidth and extensive capacity as well as enterprise-class reliability, availability and serviceability. In addition, these solutions must enable enterprises to realize capital expenditure and operational cost savings by simplifying their data center environments.

Our Solution

We have pioneered a new class of persistent memory-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Memory Arrays are specifically designed at each level of the system architecture starting with memory and optimized through the array to leverage the inherent capabilities of flash memory and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data solutions in enterprise data centers. Our Flash Memory Arrays integrate enterprise-class hardware and software technologies to cost-effectively address the limitations of both disk-based and flash-based storage solutions that use off-the-shelf components. Our systems are based on a four-layer hardware architecture that enables sustained performance during periods of peak workload as well as high reliability and availability through our intelligent, fail-in-place and hot-swappable modules, which we refer to as Violin Intelligent Memory Modules, or VIMMs. Our module design enables the delivery of sustained high performance and uninterrupted data access should a VIMM need to be replaced. Our storage systems are tightly integrated with our vMOS software stack, which includes our proprietary hardware-accelerated vRAID data protection technology, to optimize the management of flash memory at each level of our system architecture.

Our persistent memory-based storage solutions address fundamental challenges in the data center and deliver critical benefits to enterprises, including:

•	Low latency and fast response times. Our persistent memory-based storage solutions significantly reduce latency and enable fast response times across multiple write and read processes. Our solutions provide lower predictable latency when compared to disk-based solutions as a result of our parallel system and proprietary hardware-accelerated management algorithms. This allows servers to process more data efficiently and quickly, thereby eliminating disruption from peak workloads and accelerating application performance. For example, a single 6000 Series Flash Memory Array can generate 750,000 IOPS while two 6000 Series Flash Memory Arrays can yield nearly one million IOPS at sustained response times of under a millisecond, performance levels that are orders of magnitude faster than those delivered by comparable disk-based storage solutions.

•	Sustained and scalable high performance. Our persistent memory-based storage solutions provide enterprises with the sustained high performance required to run business-critical applications in today’s random I/O workload environments. Our Flash Memory Arrays overcome the Write Cliff issues experienced by flash-based storage solutions that use off-the-shelf components to increase throughput, reduce latency and provide sustained performance through the use of proprietary hardware-accelerated data protection and management algorithms. Further, we believe our vMOS software stack enables our Flash Memory Arrays to scale performance more effectively than disk-based and competing flash-based storage solutions on a sustained basis. For example, a single SSD utilized consistently over an 11-hour period can undergo a 50% drop in performance over the first 45 minutes which can persist throughout the entire period of use, while our 6000 Series Flash Memory Array used over a similar 11-hour period typically experiences no performance degradation or increase in latency.

•	Low cost per transaction and overall total cost of ownership. Our persistent memory-based storage solutions can generate significant savings on a cost per transaction basis and provide greater return on investment to enterprises. A single Flash Memory Array delivers sufficient IOPS per rack unit, or performance density, to replace multiple racks of disk-based storage solutions. Accordingly, our Flash Memory Arrays can potentially provide improvements of up to 77% less power and 81% less cooling requirements compared to a competitive disk-based storage solution. Additionally, the enhanced performance provided by our solutions offers significant opportunities for infrastructure consolidation, which reduces both capital and operating expenses necessary to manage data center assets.

•

Optimized for real-time application workloads. Our Flash Memory Arrays are specifically designed to deliver the sustainable and scalable performance required by a broad range of real-time application workloads. Our systems are optimized for random I/O workloads generated in virtualized and cloud-based environments and enable the consolidation of thousands of virtual servers to share a common storage infrastructure while significantly increasing host CPU utilization. Additionally, our Flash Memory Arrays are highly interoperable with existing virtualization infrastructures, allowing IT managers to leverage existing data center networking and operating systems in both virtual and cloud-based environments without making changes to management software. Our persistent memory-based solutions deliver high-performance that scales to hundreds of terabytes of data and enables the acceleration of Big Data analytics applications.

Our Solution is Optimized for the Demanding Requirements of Real-time Application Workloads

Case Studies

We believe the following case studies are representative of our operations and typical engagements by end-customers:

•	University of California, Davis. The University of California, Davis is a public teaching and research university located in Davis, California. With over 32,000 enrolled students, UC Davis is ranked as one of the top 10 public universities in the nation. Significant cuts in state funding to the University of California system compelled the UC Davis IT team to cut costs while enhancing services. The IT team accepted the challenge of creating a flexible and scalable IT infrastructure to lower overall operating costs without negatively impacting customer SLAs. The IT team had already implemented VMware server consolidation in some areas with an eye towards cost-savings and flexibility. However, I/O bottlenecks got in the way of scaling the virtualized environment and achieving greater server consolidation. Upgrading to bigger and faster storage arrays proved cost prohibitive and exceeded their IT budget. Deploying the Violin Maestro Appliance, UC Davis saved over $400,000 over alternative options. They significantly increased the server consolidation ratio under VMware to handle more applications. They were able to increase storage utilization as well as overall system performance. UC Davis was also able to cost-effectively increase storage capacity using lower cost SATA drives without negatively impacting application performance or customer service levels.

•

MultiPlan. MultiPlan is the nation’s oldest, largest and most comprehensive provider of healthcare cost management solutions. The company provides a single gateway to a host of primary, complementary and out-of-network strategies for managing the financial risks associated with healthcare claims. It has almost 900,000 healthcare providers under contract, an estimated 57 million consumers accessing their network products, and 110 million claims processed through their networks each year. With recent rapid growth, business needs exceeded storage infrastructure capabilities. Business Intelligence reports were taking several days due to storage I/O bottlenecks, impacting timely decision-making. Additionally, during peak usage periods the systems slowed down, affecting user experience and productivity. Given the 24x7 nature of their business, MultiPlan needed a solution that did not disrupt their environment during deployment and ongoing operations. With the Violin Maestro Appliance, MultiPlan was able to implement a high-performance access layer in front of their existing storage infrastructure, thereby eliminating the I/O bottlenecks that were making it a challenge to meet service levels. With Maestro, MultiPlan was able to reduce quarter end report processing times from 123 hours down to 25 hours, a 5X improvement.

•	Sunrise Telecom. Sunrise is the only private, full service telecommunications provider in Switzerland and offers a wide range of services to business and consumer customers including mobile, landline, Internet and IPTV. The Sunrise billing system is a business-critical process with strict time constraints requiring bills to be issued within a 48-hour window. More stringent internal service level requirements set a 24-hour completion goal to allow for potential re-runs. Prior to switching to Violin, Sunrise struggled with a storage infrastructure that caused an I/O bottleneck and made the billing process unpredictable and unacceptably long. These performance bottlenecks also meant data back-up and critical applications were halted during the bill run, which impacted multiple areas of the business. Violin did not disrupt the existing environment and provided high reliability and no single point of failure. By deploying Flash Storage Arrays from Violin, the company has seen processing time drop dramatically – a 76% improvement compared to the previous solution based on Fibre Channel disk drives complemented by SSDs.

•	Government Employee’s Health Association. Government Employee’s Health Association (GEHA) is the second largest national health plan and national dental plan serving federal employees, retirees and their families. GEHA serves more than one million people worldwide. The organization’s core business function, processing insurance claims, requires a fast and reliable infrastructure in order to provide optimal customer service. GEHA selected Violin’s all-flash array solution to accelerate their primary business-critical claims processing application and to support the migration of all Tier 1 SQL applications from a mainframe environment to a modern infrastructure deployed around Microsoft SQL and VMware. Using the Violin Memory solution, GEHA eliminated the storage I/O bottlenecks that previously caused hours or even a day of delays in claims processing. Read and write operations for huge amounts of data required for reporting, data extracting, and nightly batch processing no longer experience performance constraints. This translated into meeting and sometimes exceeding service level agreements for their clientele.

Our Strategy

Our objective is to be the leading supplier of persistent memory-based storage solutions for business-critical applications, virtualized environments, Big Data solutions and data environments. Key elements of our strategy include:

•	Continue to pursue technology and product innovation to bring storage capabilities in line with advancements in server and network technologies. We intend to continue to innovate and invest in new products designed to leverage the capabilities of future generations of persistent memory technology to cost-effectively provide greater levels of sustained performance. We intend to continue to integrate software into our hardware to build an end-to-end storage platform that further enhances analytics capabilities and other embedded applications. Through both internal development and relationships with third-party technology leaders, we intend to enhance our vMOS software stack to incorporate additional data management functionality.

•	Maintain high levels of customer engagement to drive sales. We intend to drive further penetration and deployment of our persistent memory-based storage solutions within our existing base of end-customers globally. Many of our Flash Memory Array customers initially deploy our solutions on a limited scale, tiered with disk-based storage solutions, which provides us with significant opportunities to sell more of our products as their storage performance and capacity requirements increase. We believe we are well positioned to benefit as our customers expand their investments in high-performance storage offerings, and we intend to continue to maintain our high levels of engagement with our existing customers. In addition, our close relationships and frequent dialogues with our customers contribute to our development activities and enable us to introduce future products that anticipate specific customer needs.

•	Continue to grow our relationships with systems vendors and technology partners to accelerate the adoption of our solutions. We have established relationships with a number of industry-leading systems vendors, including Dell and Fujitsu, and intend to leverage their distribution capabilities to expand our global reach to customers in diverse end-markets. We believe that the integration of our solutions into systems vendor platforms validates our technology and provides us with valuable feedback that assists in developing new persistent memory-based storage solutions that address the critical business needs of our end-customers. In addition to our relationship with Toshiba, we also collaborate with other key technology leaders, such as Citrix, Microsoft, SAP, Symantec and VMware, to help design reference architectures and integrate our persistent memory-based storage solutions with their software solutions. We intend to expand our existing relationships while establishing new relationships with leading software, memory and storage hardware vendors globally.

•	Invest in our global distribution channel to expand our international presence. We intend to leverage and expand our relationships with our resellers to more effectively penetrate existing and new markets. Our solutions are already sold in more than 15 countries, but we believe that international markets represent a significant opportunity for further growth. We intend to continue to grow our operations in Europe and Asia and further expand our geographic reach by continuing to invest in our direct sales teams and network of resellers in international markets.

•	Opportunistically pursue strategic acquisitions and investments. We intend to evaluate complementary businesses and discrete hardware and software technologies to accelerate our go-to-market strategy and extend our market leadership position. In addition, we may opportunistically make strategic investments in, or pursue acquisitions of, companies with innovative technologies that will broaden the features and capabilities of our solutions, extend our product portfolio, increase our geographic presence or expand our market share.

Technology

Our persistent memory-based storage solutions integrate enterprise-class hardware and software technologies to cost-effectively address shortcomings found in both disk-based and flash-based storage solutions that use off-the-shelf components. Our Flash Memory Arrays’ differentiated hardware memory platform incorporates a four layer architecture that enables low, predictable latency with sustained high performance under peak workloads, as well as high reliability and availability through intelligent fail-in-place and hot-swappable modules. Using this architecture designed specifically for memory storage, our systems utilize both single level cell, or SLC, and multi-level cell, or MLC, memory technologies in an all-flash array. Integrated with our hardware architecture is our powerful Violin Memory Operating System, or vMOS, software stack, which is engineered to optimize the management of flash to ensure interoperability with existing data center operating systems. Violin Symphony is a comprehensive flash management platform that enables centralized memory array administration, real-time SLA-based health monitoring, customizable dashboards and comprehensive reporting. Additionally, we have a technology and supply relationship with Toshiba, a leading supplier of flash memory and one of our principal stockholders. Through our relationship, we have developed a fundamental understanding of Toshiba’s flash specifications at the memory level, which we believe allows us to optimize our hardware and software technologies to unlock the inherent performance capabilities of flash memory. Additionally, our frequent interaction with Toshiba’s engineering teams provides us with insights into Toshiba’s product development roadmap for flash memory. This enables us to engineer our products for future generations of memory technology.

Overcoming Flash Management Challenges

Flash memory becomes progressively slower and more error-prone as data is repeatedly written, read and erased. We believe that without the implementation of intelligent software and controller technologies that have been purpose-built to address the technical challenges of flash memory, the sustainable performance and endurance of flash-based storage solutions are severely limited. Our proprietary hardware-accelerated vRAID technology, which is a key component of our vMOS software stack, solves several key challenges that prevent sustained performance and consistent low latency for enterprise application workloads on raw flash during memory erase cycles. While a flash memory block can be read very quickly it takes significantly more time for that block to be written or programmed; further, once a flash memory block is full, it cannot be modified without first being erased, which takes much longer than reading or writing. This asymmetry creates problems when the individual blocks that comprise a flash device become full, requiring empty space to be recovered to allow more writes. The recovery process, also known as grooming or garbage collection, requires that currently accessed data be gathered and placed into a free block so that the targeted block can be erased. In flash-based storage solutions that use off-the-shelf components, grooming activities are performed in software using the server processor, reducing computing bandwidth and potentially impacting performance in demanding data center and cloud environments. Such degradation in performance, commonly referred to as the Write Cliff, results in a significant decrease in throughput and large spikes in latency. We believe our system-level approach, hardware-accelerated vRAID implementation and deep software integration expertise enable us to handle the Write Cliff phenomenon more efficiently than flash-based storage solutions that use off-the-shelf components.

Illustration of SSD Performance Suffering from Write Cliff Issues

Flash Memory Array System Architecture

Key components of our differentiated four-layer hardware architecture include:

•	Custom-designed distributed flash controllers. Our proprietary distributed flash controllers are tightly integrated with individual flash memory chips and provide the foundation for the three higher layers of our system architecture. Active communication with higher system layers enables the controller to intelligently schedule reads, writes and erases to minimize latency and maximize performance of application workloads.

•	Intelligent memory modules. Our system architecture aggregates flash memory chips into hot-swappable intelligent memory modules, which we refer to as VIMMs. Each VIMM contains a hardware-accelerated translation layer that provides essential process and correction functions, such as wear-leveling and error/fault management. Our module design enables the delivery of sustained performance and uninterrupted data access in the event of a failure of one or more flash memory chips within a VIMM. In addition, our architecture optimizes the data grooming process by allowing it to be performed intelligently across individual VIMMs without consuming CPU or system resources, unlike other flash-based storage solutions. Our arrays are populated with SLC or MLC VIMMs depending on the performance and capacity requirements of our customers.

•	Violin vXM switched memory tightly integrated with vRAID. Our Violin Switched Memory, or vXM, delivers high resiliency and performance scaling across a network of flash memory modules. vXM incorporates each VIMM into a reliable, switched network of memory elements and provides fault isolation, instantaneous re-routing of data traffic and automated re-striping of data in the event of a complete failure of one or more VIMMs. Our vXM design enables hot-swapping and in-place replacement of VIMMs, flash controllers and other system controller elements for uninterrupted operation. Unlike other memory interconnects, vXM was custom-designed to support large topologies and fault tolerance while enabling multiple memory types. In conjunction with our proprietary vRAID data distribution and protection method, vXM provides the core fabric for delivering reliable data persistence and scalable performance in our Flash Memory Arrays.

•	Array controller. Our array controller is a low latency system controller that provides network connectivity to flash memory capacity through various standards-based storage protocols. The array controller orchestrates memory virtualization, logical capacity management, and load-balancing functions of our Flash Memory Arrays

Our flash memory system architecture is designed to not only meet the latency and throughput needs of today’s enterprise applications, such as databases, ERP, CRM and virtual servers, but also to scale to address the high-performance demands of cloud applications.

Our Four-Layer Hardware Architecture

vMOS Software Stack

Our vMOS software stack is specifically designed to optimize the storage and management of data on flash memory. vMOS is a broad suite of management capabilities that provides data protection, systems management, capacity management and load balancing of data storage on flash memory. The key components of our vMOS software stack include:

•	Hardware accelerated flash optimization and data protection with vRAID. Our proprietary Flash vRAID methods provide hardware-accelerated RAID data protection and a fundamentally more efficient and higher performance solution than existing RAID implementations that are not designed for flash memory. Our vRAID technology manages RAID groups and flash maintenance across the Flash Memory Array’s vRAID groups, where any vRAID group can access any VIMM. VIMMs are combined in groups of five to comprise one vRAID group. Our vRAID algorithm significantly lowers latency by enabling massively parallel data striping for high throughput and IOPS. Further, vRAID enables fail-in-place support of VIMMs and fast rebuilds that have minimal impact on application performance.

•	Flash memory virtualization and storage management with vSHARE. vSHARE provides low-latency access to data over Fibre Channel, PCIe, iSCSI and Infiniband protocols. Our vSHARE software virtualizes flash memory resources and provides dynamic storage management functions, enabling configuration, provisioning and management of block storage and multipath connectivity functions for our Flash Memory Arrays.

•	Integrated clustering for high availability. Our vMOS software stack provides high availability clustering while enabling integrated management of multiple memory arrays using Symphony’s web-based management console.

•	Data management functionality. A critical function of vMOS is delivering data management functionality that fits seamlessly into enterprise customer workflows for additional data reduction and data protection features. vMOS supports thin provisioning, allowing end-users to present more storage capacity than is physically available in the system. It also supports space optimized readable snapshots and writable clones to simplify backup and recovery of data stored on flash memory arrays.

Products

6000 Series Flash Memory Array

Our newest generation 6000 Series Flash Memory Array consists of an integrated highly available, fault-tolerant system. Our 6000 Series is available based on either SLC or MLC flash technology. Systems based on SLC can support up to 17 terabytes per array with performance of up to one million IOPS. Systems based on MLC can support up to 70 terabytes per array with performance of up to 750,000 IOPS. We offer different Flash Memory Array solutions within our 6000 Series which are designed to meet various requirements from our customers, including a variety of capacity features, performance criteria and price points.

The following table contains a summary of the benefits and features of the individual products we sell in our 6000 Series Flash Memory Array based on MLC flash technology:

6200 Series (MLC) Flash Memory Arrays
	6212	2224	6232	6264
Form Factor	3 RU	3 RU	3 RU	3 RU
Performance	Up to 200,000 IOPS	Up to 350,000 IOPS	Up to 500,000 IOPS	Up to 750,000 IOPS
Latency	Under 500 micro-seconds	Under 500 micro-seconds	Under 500 micro-seconds	Under 500 micro-seconds
Capacity (Raw)	Up to 13 TB	Up to 26 TB	Up to 35 TB	Up to 70 TB
Connectivity	8Gb FC, 10GbE iSCSI, 40Gb IB, PCIe G2

The latest addition to the 6000 Series Flash Memory Array portfolio is the 6264 system. Our 6264 systems are based on Toshiba’s 19 nanometer flash process technology.

The following table contains a summary of the benefits and features of the individual products we sell in our 6000 Series Flash Memory Array based on SLC flash technology:

6600 Series (SLC) Flash Memory Arrays
	6606	6616
Form Factor	3 RU	3 RU
Performance	Up to 450,000 IOPS	Up to 1,000,000 IOPS
Latency	Under 250 micro- seconds	Under 250 micro- seconds
Capacity (Raw)	Up to 6.6 TB	Up to 17 TB
Connectivity	8Gb FC, 10GbE iSCSI, 40Gb IB, PCIe G2

Violin Symphony System Management Software

Violin Symphony is a system management software solution that enables centralized management of Violin Flash Memory Arrays. Violin Symphony provides a single pane of glass view into our Violin Memory infrastructure and reduces operational complexity with customized dashboards, in-depth performance and health monitoring, automated operations and a consolidated management interface across hundreds of Violin Memory Arrays.

Violin Maestro Memory Services Software

Violin Maestro is a full suite of memory services software designed to bring the speed of flash memory to applications running on legacy storage environments. Violin Maestro services enable transparent tiering of flash memory with disk storage, accelerate applications by locating the data in memory, facilitate in-line migration and help protect application data from disaster. Violin Maestro software suite runs on a hardware-accelerated flash memory appliance that is deployed between computer servers and HDD-based storage installed in a storage area network. The appliance boosts the performance of applications by providing random-access memory like access speeds to application data sets.

Violin Maestro software services can deliver economic benefit to customers by accelerating applications, accomplishing more tasks with less cost without having to expand legacy storage infrastructure. Data intensive applications using Oracle Databases, Microsoft SQL, IBM DB2, Sybase, and storage virtualization environments are ideal candidates for acceleration using Violin Maestro.

Customer Support

We offer a variety of support programs based on the needs of our end-customers. Our customer service and support programs involve hardware support, software support and software updates along with other product support such as on-site or classroom training, on-site professional services, Internet access to technical content and 24-hour telephone and email access to technical support personnel.

Beyond our standard product and software warranties, we provide three tiers of support offerings. Our entry-level support offering, or our bronze offering, provides for technical support at varying response times depending on the customer support issue, delivery of replacements parts and software and firmware maintenance updates. Our silver support offering includes all of the support in our bronze offering with accelerated response times as well as part replacement by a qualified field service technician, standard system installation for initial systems installations and administrative-level training for two attendees at one of our designated sites.

We also sell premium support, which we refer to as our gold-level support offering. Our gold-level support includes all of the items included in our silver support offering with faster target response times for technical support matters and replacement parts, including delivery of replacement parts within four hours of customer requests.

Our service contracts typically have either a one-year or three-year term. In some circumstances, we rely on authorized service providers in certain international locations to deliver on-site customer support, system maintenance and part replacement. We work closely with these authorized service providers to train and certify them to provide support for our products. These authorized service providers are typically companies that we contract with for the sole purpose of providing support for our customers in locations where we do not have support operations. In some instances, these authorized service providers are also our resellers and systems vendors. We provide a significant amount of customer service support directly to our end-customers, but the amount of direct customer service support we provide in the future may varies depending on our customer mix, customer location and if we elect to increase the utilization of authorized service providers. We use IBM, our third party hardware maintenance provider, to provide vendor neutral hardware support and repair services to our end-customers.

Sales and Marketing

We sell our products to end-customers either directly or through resellers, as well as to large systems vendors, who in turn incorporate our products into their solutions. We also work with technology partners, such as large software providers, to integrate and market our products with their solutions. We refer to our network of systems vendors, resellers and technology partners as our channel partners.

In our direct sales efforts, our sales team directly engages with the end-customer to understand customer needs and articulate the benefits and features of our products. For large end-customers, we establish an account team that manages our relationship with the end-customer. An account team may include members of our sales staff, service and support professionals and technical resources. Our sales process often involves installing trial deployments of our products, which allows us to demonstrate our value proposition to the end-customer. Generally, our large end-customers to date have relied on an existing vendor relationship for sourcing their IT equipment. Consequently, we transact most of our sales through resellers even though we maintain a direct selling and support relationship with the end-customer. By using these sourcing vendors as our resellers, we eliminate the time that would otherwise be spent on negotiating the terms and conditions directly with the end-customer, thereby shorten the sales cycle to some degree. In fiscal 2013 and 2014, the substantial majority of our revenue resulted from our direct sales team’s engagement with target end-customers.

We also sell to systems vendors, where we focus on integrating our product into a broader enterprise solution offered by these vendors. We then work with our systems vendor partners to co-market our solutions and typically offer service and support to the end-customer together with our partner. In addition, we establish relationships with other technology providers, such as large software providers. We integrate our storage systems with their software and other technologies to offer a comprehensive solution to end-customers.

We work closely with our channel partners to promote and sell our products. As of January 31, 2014, we had over 100 channel partnerships, including Avnet, Commtech Innovative Solutions, Dell, ePlus, Fujitsu, OnX and Tech Data, covering over 30 countries. We may seek to selectively add new channel partners, particularly in additional regions outside North America to complement or expand our business.

Our marketing efforts are focused on building brand awareness and qualifying sales leads for new and existing customers. A key element of our efforts to grow our business will be increasing awareness of our brand and technological capabilities through advertising and other marketing activities. We employ an international team of marketing professionals and utilize our network of systems vendors, resellers and other technology partners for additional marketing efforts. In addition to our marketing employees, we engage outside marketing professionals to augment our marketing capabilities and expand our international marketing reach. Our marketing team is responsible for branding, product marketing and managing our channel marketing programs. We rely on a variety of marketing vehicles, including advertising, trade shows, public relations, industry research, our website and collaborative relationships with technology vendors. We spent $4.6 million, $3.9 million and $3.2 million in fiscal 2014, 2013 and 2012, respectively, on such activities. We have entered into an agreement with the Forty Niners SC Stadium Company LLC pursuant to which we will receive advertising, branding and other sales and marketing benefits from fiscal 2015 through fiscal 2024. Under this Agreement, we are committed to make payments of $4.0 million per year beginning in fiscal 2015. For additional information regarding this agreement, see the section entitled “Management Discussion and Analysis-Contractual Obligations.”

We maintain sales office in the United States, as well as in Australia, China, Japan, Singapore and the United Kingdom. As of January 31, 2014, we had 189 sales and marketing employees worldwide.

Customers

Our products are used in a variety of markets, such as consumer, education, financial services, government, healthcare, industrial, Internet, media and entertainment telecom and transportation. In most cases, we have sold our products to large systems vendors or through resellers. When we sell through resellers, we establish direct communications with the end-customers who make the decision to purchase our products. End-customers that have purchased our products either directly from us or through resellers include: AOL, Bank of America, eBay, Equinix, ICAP, Pella Corporation, Splunk, Verizon Wireless and the U.S. Federal government.

Our top five customers accounted for 35%, 37% and 83% of our revenue for fiscal 2014, 2013 and fiscal 2012, respectively. We released our 6000 Series Flash Memory Arrays in January 2012, which represented approximately 70% and 80% of our total revenue for fiscal 2014 and 2013, respectively.

We derived 62%, 76% and 65% of our total revenue from sales to customers located in the United States in fiscal 2014, 2013 and 2012, respectively.

Research and Development

We believe continued investment in research and development is critical to our business. We work closely with our customers to understand their current and future needs and have designed a product development process that integrates our customers’ feedback as a key component.

As of January 31, 2014, we had 182 employees in our research and development organization, including approximately 50 employees in software development. Substantially all of these employees are located at our headquarters in Santa Clara, California. We plan to continue to dedicate significant resources to continued research and development efforts. Our research and development expenses were $73.7 million in fiscal 2014, $57.8 million in fiscal 2013 and $26.6 million in fiscal 2012.

Manufacturing

We rely on a single contract manufacturer, Flextronics, to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We place orders with our contract manufacturer on a purchase order basis, and in general, we engage our contract manufacturer to manufacture products to meet our forecasted demand or when our inventories drop below certain levels. Our contract manufacturer works closely with us to improve the manufacturability and quality of our products.

We believe that our manufacturing and logistics processes allow us to preserve our working capital, reduce manufacturing costs and optimize fulfillment while maintaining product quality and flexibility. Our operations group oversees the manufacturing process and maintains relationships with our manufacturing partner and component suppliers. Historically, we have not experienced significant delays in fulfilling customer orders and we maintain a good track record of on-time delivery. In addition, we have not experienced any significant manufacturing capacity or material constraints. In the future, we may need to add manufacturing partners to satisfy our production needs.

We source the components included in our products from various suppliers and consign certain components to Flextronics for final assembly. We have not historically had any material issues procuring desired quantities of components necessary for production. We have an agreement with Toshiba, our sole supplier for flash components, although there is no guarantee of supply or fixed pricing in our agreement. We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our products. Neither we nor our contract manufacturer have entered into agreements for the long-term purchase of these components.

Competition

We compete with companies that sell products using various traditional datacenter architectures, including high-performance array-based storage solutions. These may include the traditional data storage providers, including storage array vendors such as Dell, EMC, HP, Hitachi and NetApp, which typically sell centralized storage products as well as high-performance storage solutions utilizing SSDs. We also compete with vertically integrated appliance vendors such as Oracle. A number of privately-held and newly public companies are currently attempting to enter our market, some of which may become significant competitors in the future.

We believe that the principal competitive factors in our market are as follows:

•	sustainable performance, low latency and high bandwidth;

•	serviceability, reliability and availability;

•	flexibility and interoperability with existing data center infrastructure;

•	ease of management;

•	depth of technology collaboration with leading memory suppliers;

•	the ability to provide an integrated hardware and software solution;

•	lowering cost per transaction and total cost of ownership, including space and energy efficiency; and

•	the ability to be bundled with system and technology vendors as solutions.

We believe that we compete favorably with our competitors on the basis of these factors. However, the market for data storage products is highly competitive, and we expect competition to intensify in the future. Many of our current competitors have, and some of our potential competitors may have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have.

Intellectual Property

We have 24 issued patents and 54 provisional and nonprovisional patent applications in the United States and 30 issued or allowed patents and 71 corresponding patent applications in foreign jurisdictions, including 21 Patent Cooperation Treaty applications, as of January 31, 2014 relating to solid-state storage, solid-state memory, software acceleration and related technologies. We own a registered trademark for “Violin” in the United States, the European Union (Community Trade Mark Registration), China, India and Japan. As of January 31, 2014, we also have 9 additional U.S. and foreign registered trademarks and have 5 trademark applications pending with the U.S. Patent and Trademark Office.

Our core intellectual property relates to our Flash Memory Arrays. Our hardware and software technologies are not materially dependent on any third-party technology. We protect our intellectual property primarily with patents and by generally requiring our employees and independent contractors with knowledge of our proprietary information to execute nondisclosure and assignment of intellectual property agreements. However, the steps we have taken to protect our technology may not be successful in preventing misuse by unauthorized parties in the future. In addition, if any of our products, patents or patent applications is found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents.

Insurance

From time to time, our products may malfunction or have undetected errors or security vulnerabilities. We have purchased insurance to protect against certain specific claims that are related to the use of our products. Our insurance, subject to the terms and conditions of our policies, provides coverage for network and information security liability, technology errors and omissions liability, and manufacturer’s errors and omissions liability.

Employees

As of January 31, 2014, we had 437 employees, including 189 employees in sales and marketing, 182 employees in research and development, 27 employees in customer support, 25 employees in general and administrative and 14 employees in operations. None of our employees are represented by labor organizations or are a party to any collective bargaining arrangements. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Financial Information about Segments and Geographic Areas

We operate our business in one segment. The segment and geographic information required herein is contained in Note 12 — Segment Information, in the notes to our consolidated financial statements.

Backlog

As of January 31, 2014, we had backlog of $2.7 million. Historically, we have shipped product shortly after acceptance of an order, and therefore, our backlog has not been significant in prior years. Also, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders frequently vary based upon each customer’s particular needs.

Corporate Information

Our website address is www.vmem.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended are filed with the U.S. Securities and Exchange Commission (SEC) and such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.vmem.com when such reports are available.

The public may read and copy any materials filed by Violin Memory, Inc. with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our Flash Memory Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue results for our third quarter of fiscal 2014 were materially below the expectations of analysts who had issued research reports about us. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this periodic report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and our liquidity position imposes risk to our operations.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through January 31, 2014, and we have an accumulated deficit of $352.6 million as of January 31, 2014. Through January 31, 2014, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing to fund our operations.

We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. We may not be profitable on a quarterly or annual basis in the future. Our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy current obligations or finance our operations. Our existing lines of credit may not be available to us, when needed in the future. If we are not able to finance our expected future operations from existing cash, future cash flows and new capital, we may need to curtail our operations. We may consider various alternatives to remedy any future shortfall in capital. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements that may be available. Should we be unable to raise sufficient capital in a timely manner, our operations could be negatively affected or it may create doubt about our ability to continue as a going concern.

We may elect to raise or might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may seek or be required to seek additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we issue preferred stock to raise capital, the holders of preferred stock may have liquidation rights senior to our holders of common stock, which would allow them to receive proceeds from a sale of our Company at a preferred rate over our common holders. Any debt financing could involve restrictive covenants, which may restrict our flexibility in operating our business and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We have incurred a net loss in each quarter since our inception. As of January 31, 2014, we had an accumulated deficit of $352.6 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability in a particular period, we may not be able to sustain it.

Our revenue growth rate in recent periods is not likely to recur and is not indicative of our future performance.

Our revenue growth in recent periods may not be indicative of our future performance. We do not expect to achieve similar revenue growth rates in future periods. In fact, in future periods, our total revenue could decline. For example, our revenue from the third quarter of fiscal 2014 declined relative to the fourth quarter of fiscal 2014 by approximately $0.3 million. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth. If our revenue declines from our prior performance, it may be difficult to achieve and maintain profitability.

Our overall business has experienced rapid growth in recent periods, and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base and operations, and we anticipate that this growth will continue. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in the development of memory arrays;

•	maintain our direct sales force as well as grow and expand our relationships with key customers, systems vendors and technology partners;

•	expand our channel relationships;

•	forecast and control expenses;

•	recruit, hire, train and manage additional research and development, and sales and marketing personnel;

•	expand our customer support capabilities on a global basis;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels, including trial deployments of systems;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various high-performance array-based storage approaches employed by next-generation datacenters. Competitors include incumbent primary storage vendors, such as Dell, EMC, Hewlett-Packard (3PAR), Hitachi, International Business Machines Corporation, or IBM, and NetApp, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In addition, a number of privately-held and newly public companies are attempting to enter our market, some of which may become significant competitors in the future.

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. New start-up companies continue to innovate and may invent similar or superior products and technologies that may compete with our products and technology. Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, some of our competitors, including our systems vendor customers, may develop competing technologies and sell at zero or negative margins, through product bundling, closed technology platforms or otherwise, to gain business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. In addition, consolidations among systems vendors, which can occur unexpectedly, can significantly impact our sales efforts to systems vendors. As a result, we cannot assure you that our products will compete favorably, and any failure to do so could seriously harm our business, operating results and financial condition. Due to the class action litigation and management turnover, our competitors may attempt to use this information against us, which could delay or prevent future business.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the fiscal years ended January 31, 2014, 2013 and 2012 was 35%, 37% and 83% of total revenue, respectively.

As a consequence of our limited number of customers, the concentrated nature of their purchases, and the timing of purchases from these large customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. For example, we have historically derived a significant amount of revenue from the U.S. government and, when the U.S. government shutdown occurred in the third quarter of fiscal 2014, our results of operations were materially harmed. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

Toshiba is our sole supplier for flash memory. Any disruption in our relationship with Toshiba could have a material adverse effect on our business.

The most significant component that we use in our products is flash memory. Although we have an agreement with Toshiba, the sole supplier of our flash memory components, we may experience a shortage of flash memory if Toshiba is not able to meet our demand. Toshiba may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately to Toshiba or a shortfall in production by Toshiba for reasons unrelated to us. In addition, our agreement with Toshiba does not provide us with fixed pricing for flash memory, which subjects us to fluctuations in pricing. Our agreement with Toshiba also requires us to purchase 70% of our annual requirement for flash memory from Toshiba, subject to specified conditions, and to design our products to be substantially compatible with Toshiba flash memory. If Toshiba were to increase the price of its flash memory, we may not be able to implement a corresponding increase the price of our products and our revenue and gross margins would be materially adversely affected. In addition, if the flash memory we purchase from Toshiba is not competitive with the performance of other flash memory in the market, the competitiveness of our products may be adversely affected and our business could suffer. We do not currently have any agreement in place with other flash memory providers in the event that Toshiba cannot meet our demand or we are unable to renew our contract with Toshiba. If we cannot obtain sufficient supply of flash memory at an acceptable price to us, our ability to respond to our customer demand and grow our business could be significantly harmed.

Our agreements with Toshiba, our sole supplier of flash memory, may not be the result of arm’s-length negotiations because Toshiba is also one of our principal stockholders.

We have entered into agreements with Toshiba, one of our principal stockholders, relating to our purchase of flash memory from Toshiba, and we may enter into additional agreements with Toshiba and its affiliates. Although we believe that the terms in our agreements, as a whole, are no less favorable to us than could be obtained through arm’s-length dealing, these agreements include specific terms and conditions that may be different from terms contained in comparable agreements with unaffiliated third parties. In addition, because Toshiba is also one of our principal stockholders and because we have a significant relationship with Toshiba, it may be difficult or impossible for us to enforce claims that we may have against it. Although we have a significant relationship with Toshiba, we may not be able to successfully negotiate and execute future agreements, or we may not do so on terms that are beneficial to us or on terms that we currently anticipate.

Our products are highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

Our Flash Memory Array products and related software are highly technical and complex and are often used to store information critical to our end-customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our end-customers. Some errors in our products may only be discovered after they have been installed and used by end-customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, or any perception of the same in the marketplace, could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of end-customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate or could be subject to coverage exclusions or deductibles with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2015, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our sales cycles can be long and unpredictable, particularly with respect to large orders and establishing systems vendor relationships that require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate significantly.

Our sales efforts include convincing end-customers of our products’ reliability and interoperability with their existing network infrastructure. Because our products are based on emerging flash technology, we often must invest time in educating our potential end-customers of the benefits of flash technology over legacy technologies, such as HDDs. Customers often undertake a trial deployment to evaluate and test our products which can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, and we continue to increase the number of our sales personnel, which could further extend the sales cycle as these new personnel typically require a significant amount of training and experience until they are productive. These factors, among others, result in long and unpredictable sales cycles, particularly with respect to large orders and the establishment of system vendor relationships. Further, we may invest significant management attention and expense in building relationships that do not ultimately result in successful sales.

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

If we are unable to properly forecast, monitor, control and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain in order to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in the inventory level of our finished products which would cause us to incur manufacturing costs in a period that are not offset by sales of finished products. For example, in the fourth quarter of fiscal 2014, we incurred a provision for excess and obsolete inventory related to our PCIe inventory and non-cancellable purchase commitments of $9.2 million. In addition, our inability to manage inventory levels in connection with future product transitions may harm our operating results.

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

The occurrence of any of these risks related to inventory could adversely affect our business, operating results and financial condition.

Our gross profit may vary and such variation may make it more difficult to forecast our earnings.

Our gross profit has been and may continue to be affected by a variety of factors, including:

•	demand for our products and related services;

•	discount levels and price competition;

•	average order size and customer mix;

•	product mix;

•	the provision for excess or obsolete inventory;

•	the cost and availability of components;

•	level of costs for providing customer support;

•	the mix of services or software as a percentage of revenue;

•	new product introductions and enhancements; and

•	geographic sales mix.

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

Our Flash Memory Array product line has accounted for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our Flash Memory Arrays to achieve broad market acceptance;

•	any decline or fluctuation in demand for our Flash Memory Array products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our Flash Memory Array products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our Flash Memory Array products; and

•	our inability to release enhanced versions of our products, including any related software, on a timely basis.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, Kevin DeNuccio. We also are very dependent on the services of our senior vice presidents, a number of whom have been recently hired. We could experience difficulty in integrating and retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects and operating results.

In the longer term, we expect to hire personnel in all areas of our business, particularly in sales and research and development. Competition for these types of personnel is intense. There can be no assurance that we will be able to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

We intend to continue focusing on revenue growth and increasing market penetration at the expense of profitability by investing in our operations.

We intend to make investments in our marketing services and sales organization and to continue investing in research and development at the expense of near-term profitability. We believe our decision to continue investing in these operations will be critical to our revenue growth and our increased market penetration. Accordingly, we anticipate that our investments will result in continued net losses for at least the next twelve months. However, we cannot assure you that this strategy will result in revenue growth. Even if we achieve significant revenue growth, we may continue to experience net losses and operating losses similar to those we have incurred historically. Additionally, at least as long as we pursue this strategy, we may not achieve profitability or, if achieved, we may not be able to sustain profitability.

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

The rate at which we grow our business is impacted by systems vendor customers incorporating our products into their vertically integrated appliances and data storage systems and these systems vendors’ sales efforts. Any failure to grow our systems vendor sales and maintain relationships with systems vendors could adversely affect our business, operating results and financial condition.

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

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with our contract manufacturer and component suppliers. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand for our products. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturer from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. If our contract manufacturer is unable to provide us with adequate supplies of high-quality products, or if we or our contract manufacturer is unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. There can be no assurance that any patents will issue with respect to our pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that design around our intellectual property. Although we endeavor to sign confidentiality agreements with our employees and others who may have access to our trade secrets, we cannot guarantee that we have entered into these agreements with all such parties, nor that the agreements we have entered will not be breached.

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. In addition, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. As a result, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available.

An inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results and financial condition.

Adverse economic conditions and reduced information technology spending could have an adverse impact on our revenue, revenue growth rates, and operating results.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the capital spending budgets and financial health of our current and prospective customers. The purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital. A general economic downturn, such as the slowdown that began in 2008, could dramatically reduce business spending on technology infrastructure. In response to a global economic slowdown, including the recent U.S. government shut-down and continuing concerns over future U.S. budgetary negotiations, deterioration in their own financial condition, or an inability to obtain financing for capital investments, our customers and customer prospects could reduce or defer their spending on storage infrastructure, which could result in lost opportunities, declines in bookings and revenue, order cancellations or indefinite shipping delays.

The global economic environment has been volatile as a result of many factors, including the economic uncertainty faced by a number of European countries and the U.S. government budget situation. If this volatility continues and there is a growing weakness in general economic conditions, a reduction in storage infrastructure spending, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenue, operating results and financial condition, including as a result of potential inventory write downs, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

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

We have recently begun to grow our business internationally. Through January 31, 2014, we had 189 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally, including attracting and retaining systems vendor partners and resellers with international capabilities or systems vendor partners and resellers located in international markets. Our revenue and expenses could be adversely affected by a variety of factors associated with international operations, some of which are beyond our control, including:

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

We are incurring significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company and particularly after we cease to be an emerging growth company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, product warranty, allowances for doubtful accounts, carrying values of inventories, determination of the fair value of common stock, stock-based compensation, liabilities for unrecognized tax benefits, deferred income tax valuation allowances and the useful lives of property and equipment.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could materially and adversely affect our operating results, financial condition and cash flows.

Our provision for income taxes is subject to volatility and could be adversely affected by the following:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credits;

•	transfer pricing adjustments;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles;

•	changes in tax laws and regulations, including possible changes to the taxation of earnings in the United States of our foreign subsidiaries, and the deductibility of expenses attributable to foreign income, or the foreign tax credit rules; or

•	earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $2.50 to $7.98 per share through March 1, 2014. Some of the factors affecting our volatility include:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced and may continue to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following our recently completed public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We have been named as a defendant in a putative securities class action law suit. This, and other litigation could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. We and a number of our current and former officers and directors and others are defendants in putative class and derivative action litigation, which is discussed below in the Section entitled “Legal Proceedings.” Any litigation to which we are a party may result in the diversion of management attention and resources from our business and business goals. In addition, any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal and that may require us to make payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

We have broad discretion in the application of the net proceeds from our IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters occupy approximately 96,000 square feet in Santa Clara, California under a lease that expires in December 2017. In addition, we have offices in Iselin, New Jersey and in Australia, China, Japan, Singapore and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs and if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against us in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, we filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to our complaint on March 26, 2013, denying our allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. We filed a response to the amended complaint on October 2, 2013, and again denied the allegations. The parties have agreed to hold discovery in abeyance pending mediation. Trial in the matter is scheduled for July 2014.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of our present or former directors and officers, and several underwriters of our September 27, 2013 initial public offering, or IPO. The complaints purport to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO or purchased in the market through November 21, 2013, and seek damages in an unspecified amount and other relief. We intend to defend ourselves vigorously.

The four complaints have been consolidated into a single, putative class action, and lead co-plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The court ordered briefing schedule on defendants’ motion to dismiss contemplates that this briefing will be completed by May 23, 2014.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, it is alleged that certain of our current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The court has approved a stipulation among the parties to stay the derivative action pending resolution of the motion to dismiss the complaint in the putative class action. We intend to defend ourselves vigorously.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock began trading publicly on the New York Stock Exchange under the ticker symbol “VMEM” on September 27, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sale prices of our common stock as reported by the New York Stock Exchange since our IPO.

	High	Low
Fiscal Year Ended January 31, 2014:
Third Quarter (from September 27, 2013)	$7.98	$6.50
Fourth Quarter	$6.56	$2.50

Holders of Record

As of January 31, 2014, there were approximately 545 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, the terms of our loan and security agreement with a financial institution currently prohibits us from paying cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and compliance with certain covenants under our loan and security agreement with the financial institution, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Equity Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Violin Memory, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from September 27, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Standard & Poor’s 500 Information Technology Sector Index. The graph assumes that $100 was invested on September 27, 2013 in the common stock of Violin Memory, Inc., the S&P 500 Index, and the NYSE Composite Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

In fiscal 2014, we issued and sold an aggregate of 1.2 million shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $0.50 per share pursuant to exercises of options granted under our 2005 Stock Plan. In addition, we issued warrants to purchase shares of Series D convertible preferred stock which was converted into warrants to purchase 84,278 shares of our common stock at $11.80 per share upon completion of our IPO.

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

Use of Proceeds

On September 27, 2013, our registration statement on Form S-1 (File Number 333-190823) was declared effective for our IPO pursuant to which we sold 18,000,000 shares of common stock at a public offering price of $9.00 per share. We realized net aggregate proceeds of $145.8 million, after deductions for underwriters’ discounts, commissions and offering-related expenses paid by us. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on September 26, 2013 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer

None.

Trading Plans

Our Insider Trading Policy permits directors, officers, and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act, which permits automatic trading of common stock of Violin Memory, Inc. or trading of common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade.

Item 6. Selected Financial Data

The following tables present selected historical financial data for our business. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We derive the consolidated statements of operations data for the years ended January 31, 2014, 2013, and 2012 and the consolidated balance sheets data as of January 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations for the years ended January 31, 2011 and 2010 and the consolidated balance sheets data as of January 31, 2012, 2011, and 2010 are derived from our audited consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended January 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Product revenue	$88,321	$69,584	$52,541	$11,031	$638
Service revenue	19,335	4,214	1,347	366	—

Total revenue	107,656	73,798	53,888	11,397	638

Cost of revenue:
Cost of product revenue (1)	47,773	38,180	38,110	7,953	533
PCIe card inventory provision	9,154	—	—	—	—
Cost of service revenue (1)	7,846	4,474	1,156	125	—

Total cost of revenue	64,773	42,654	39,266	8,078	533

Gross profit	42,883	31,144	14,622	3,319	105

	Year Ended January 31,
	2014	2013	2012	2011	2010
	(In thousands)
Operating expenses:
Sales and marketing (1)	81,104	61,094	21,493	5,323	1,717
Research and development (1)	73,743	57,840	26,641	9,701	2,996
General and administrative (1)	29,622	21,105	6,222	4,895	2,426
Restructuring and transition charges	4,869	—	—	—	—
Litigation settlement	350	—	2,100	—	—

Total operating expenses	189,688	140,039	56,456	19,919	7,139

Loss from operations	(146,805)	(108,895)	(41,834)	(16,600)	(7,034)
Other income (expense), net	(1,389)	(79)	89	110	17
Interest expense	(1,539)	(31)	(3,033)	(251)	(2,197)

Loss before income taxes	(149,733)	(109,005)	(44,778)	(16,741)	(9,214)
Income taxes	76	97	7	1	1

Net loss	$(149,809)	$(109,102)	$(44,785)	$(16,742)	$(9,215)

Net loss per share of common stock, basic and diluted (2)	$(3.88)	$(8.01)	$(4.77)	$(3.10)	$(3.21)

Shares used to compute net loss per share of common stock, basic and diluted (2)	38,591	13,624	9,396	5,404	2,873

(1) includes stock-based compensation expense as follows:
Cost of product revenue	$100	$150	$15	$1	$—
Cost of service revenue	889	474	4	—	—
Sales and marketing	10,344	4,061	299	59	1
Research and development	6,900	3,228	236	23	1
General and administrative	18,166	10,010	492	21	—

	$36,399	$17,923	$1,046	$104	$2

(2)	See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stock holders.

	As of January 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$40,273	$17,378	$22,604	$6,082	$1,439
Working capital (1)	97,057	32,175	37,689	10,726	1,370
Total assets (1)	184,663	88,150	73,285	21,731	4,101
Convertible notes and related accrued interest	—	—	688	—	1,008
Total liabilities	80,939	43,426	29,134	24,303	3,466
Convertible preferred stock	—	9	8	4	2
Additional paid-in-capital (1)	456,223	247,531	137,938	46,346	32,814
Accumulated deficit	(352,622)	(202,813)	(93,711)	(48,926)	(32,184)
Total stockholders’ equity (deficit)	103,724	44,724	44,151	(2,572)	635

(1)	The significant increase in this item from fiscal 2013 to 2014 was primarily due to our initial public offering, which was effective in September 2013, and the receipt of net proceeds of $145.8 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

We were incorporated in 2005 with the goal of bringing storage performance in line with advancements in server and network technologies. Since our inception, we have focused on persistent memory-based technology as the key to solving the performance limitations of traditional storage solutions in the data center environment. We have invested significantly in our research and development efforts to design hardware and software at each level of the system architecture starting with memory and optimized through the array level to capitalize on the benefits of flash technology. We were recapitalized in 2009. In 2009, we transitioned to build an enterprise-class all-flash storage solution serving diverse end markets and applications. In May 2010, we introduced our 3000 Series Flash Memory Array to accelerate business-critical applications.

In March 2010, we established a relationship with Toshiba, one of the two largest providers of flash memory. Through this relationship, we have developed a fundamental understanding of Toshiba’s flash specifications at the chip level, which allows us to optimize our hardware and software technologies to unlock the inherent performance capabilities of flash memory.

In September 2011, we expanded our product offering with the introduction of our 6000 Series Flash Memory Arrays, which is based on our four-layer architecture that significantly improves performance density, or IOPS per rack unit. In March 2013, we expanded our innovation in persistent memory technologies and proprietary techniques in flash management from our memory arrays to our Velocity Peripheral Component Interconnect Express, or PCIe, Flash Memory Cards. Our PCIe Flash Memory Cards leverage our expertise in persistent memory-based storage and controller design, as well as our vMOS software stack, to offer a differentiated architecture in a widely deployable PCIe form factor. In December 2013, in connection with our restructuring activities and with our decision to focus on our core Flash Memory Array market, we decided to evaluate strategic alternatives for our PCIe Flash Memory Card product line. We have engaged an investment banker and expect to conclude this process in the second quarter of fiscal 2015.

During fiscal 2014, we also introduced the Violin Symphony System Management software and Violin Maestro Memory Services software. We intend to devote substantial resources to continue to develop innovative solutions that optimize the performance capability of flash memory technology and enhance our vMOS software stack to incorporate additional data management functionality.

It typically takes us between 18 to 24 months to develop a new product, and we would expect to phase out existing product lines when a new generation of a product line becomes available. Generally, we begin our product development cycle when the release by our supplier of next generation NAND flash memory is anticipated.

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of January 31, 2014, we had 189 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of January 31, 2014, we believe our Flash Memory Arrays had been deployed by over 300 end-customers. We and our authorized service providers also sell support services to our end-customers.

An initial sale by us to an end-customer typically requires three to nine months of selling effort because we devote time to educating the prospective end-customer about the technical merits, potential cost savings and other benefits of our products in contrast to our competitors’ products. In addition, our sales process typically includes a trial deployment of our systems in the end-customer’s data center. We currently derive and expect to continue to derive a significant portion of our revenue from existing end-customers. The selling effort required for repeat orders from end-customers is usually less time-consuming than that required for initial orders. We maintain a close relationship with our end-customers through our client teams consisting of sales, service and support and technical personnel. It has generally taken between six and twelve months for us to establish a relationship with a systems vendor or technology partner, because our products are often integrated into a broader enterprise solution offered by them. Once we establish a relationship with a systems vendor or technology partner, we work with them to co-market our solutions.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 35%, 37% and 83% for fiscal 2014, 2013 and 2012, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 62%, 76% and 65% of total revenue for fiscal 2014, 2013 and 2012, respectively.

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

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through equity financings. As of January 31, 2014, we had an accumulated deficit of $352.6 million. In February 2014, we announced a strategic restructuring plan designed to accelerate our growth and increase our operating leverage. The restructuring plan included three elements: a reorganization of our sales and marketing functions to align our resources around a more partner and channel-centric go-to-market model; a realignment of our engineering resources to concentrate our efforts on core product areas while reducing or eliminating investments in non-core areas; and a review of strategic alternatives for our PCIe Flash Memory Card product line. Since the end of the third quarter of fiscal 2014 through the first quarter of fiscal 2015, we will have reduced peak employment by more than 20%. While our financial model has become more balanced in the last two quarters, we still anticipate that we will incur net losses for at least the next several quarters.

We have continued to grow our business over for the past several years with total revenue of $107.7 million, $73.8 million and $53.9 million for fiscal 2014, 2013 and 2012, respectively. Our headcount decreased slightly to 437 as of January 31, 2014 from 449 employees as of January 31, 2013. However, we added headcount for the first three quarters of fiscal 2014 as we grew our sales force, but began realigning resources in the fourth quarter as describe above. We had a net loss of $149.8 million, $109.1 million and $44.8 million for fiscal 2014, 2013 and 2012, respectively.

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

Key Trends Affecting Our Results of Operations

Adoption of Flash-Based Solutions

There has been an increasing shift towards the use of persistent memory-based solutions by organizations. Traditional data center architectures have typically deployed disk-based storage approaches. We believe that flash memory technology has the significant potential to displace HDDs in primary storage solutions and bring storage solutions in line with other advanced data center technologies. Our success, however, depends on the adoption of flash-based solutions in enterprise data centers. A lack of demand for flash-based storage solutions for any reason, including technological challenges associated with the use of flash memory or the adoption of competing technologies and products, would adversely affect our growth prospects. To the extent more enterprise IT organizations recognize the benefits of flash memory in data center storage solutions and as the adoption of flash memory technology as primary storage increases, our target customer base will expand.

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

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our Flash Memory Array products, software and related support and services. We sell our products on a purchase order basis directly to end-customers and through channel partners, including systems vendors and resellers. Our mix of sales between end-customers and channel partners impacts the average selling price of our products. We derive support services revenue from the sale of our premium support services. These support services are provided pursuant to support terms that generally are for either one- or three-year durations. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract, and revenue is recognized ratably over the support period. We expect our support services revenue to continue to grow in future periods as support contracts are renewed and the installed base of Flash Memory Arrays grows.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits and incentive compensation for our employees, including stock-based compensation. As a result, operating expenses have increased significantly over the periods presented. We expect operating expenses to decrease in absolute dollars over the next several quarters as we continue to restructure our operations; however, they may fluctuate from quarter to quarter or as a percentage of revenue from period to period, as we grow our revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel-related expenses, consulting expenses associated with sales and marketing activities and allocated facilities costs. Our sales personnel are typically not immediately productive, and therefore, the increase in sales and marketing expenses is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could cause our future period-to-period financial performance to fluctuate. We have generated a larger percentage of our sales from direct sales or through resellers with whom we will be directly involved in the sales process with the end-customer. This type of selling typically requires greater involvement of our direct sales force than sales to systems vendors and may increase our sales and marketing expense as a percentage of revenue. We are focused on improving the productivity of our direct sales teams. In addition, we continue to work with our technology partners on joint solutions and to develop go-to-market capabilities through channel partners. To the extent we are successful, these activities will provide incremental sales leverage to our existing direct selling efforts.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, software tools, consulting services and allocated facilities costs. Consulting services generally consist of contracted engineering consulting for specific projects on an as-required basis. We recognize research and development expense as incurred. We expect to continue to devote substantial resources to the development of our products including the development of new software capabilities within our vMOS software stack. We believe that these investments are necessary to maintain and improve our competitive position. In particular, our recent hiring has been focused on software engineers. We believe our current level of personal is sufficient to develop our products in the near term.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income, impairment of cost method investments and foreign currency gains and losses.

Interest Expense

Interest expense consists of interest related to convertible notes and debt.

Provision for Income Taxes

From inception through January 31, 2014, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2014, we had approximately $150.5 million and $65.8 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2026 and 2014, respectively.

Results of Operations

The following table summarizes our consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Year Ended January 31,
	2014	2013	2012
Revenue:
Product revenue	$88,321	$69,584	$52,541
Service revenue	19,335	4,214	1,347

Total revenue	107,656	73,798	53,888

Cost of revenue :
Cost of product revenue (1)	47,773	38,180	38,110
PCIe card inventory provision	9,154	—	—
Cost of service revenue (1)	7,846	4,474	1,156

Total cost of revenue	64,773	42,654	39,266

Gross profit	42,883	31,144	14,622

Operating expenses :
Sales and marketing (1)	81,104	61,094	21,493
Research and development (1)	73,743	57,840	26,641
General and administrative (1)	29,622	21,105	6,222
Restructuring and transition charges	4,869	—	—
Litigation settlement	350	—	2,100

Total operating expenses	189,688	140,039	56,456

Loss from operations	(146,805)	(108,895)	(41,834)
Other income (expense), net	(1,389)	(79)	89
Interest expense	(1,539)	(31)	(3,033)

Loss before income taxes	(149,733)	(109,005)	(44,778)
Income taxes	76	97	7

Net loss	$(149,809)	$(109,102)	$(44,785)

Net loss per share of common stock, basic and diluted	$(3.88)	$(8.01)	$(4.77)

Shares used to compute net loss per share of common stock, basic and diluted (2)	38,591	13,624	9,396

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$100	$150	$15
Cost of service revenue	889	474	4
Sales and marketing	10344	4,061	299
Research and development	6900	3,228	236
General and administrative	18166	10,010	492

	$36,399	$17,923	$1,046

(2) See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stock holders.

Comparison of Fiscal Years 2014, 2013 and 2012

Revenue

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2014	2013	$	%	2013	2012	$	%

Product revenue	$88,321	$69,584	$18,737	27%	$69,584	$52,541	$17,043	32%
Service revenue	19,335	4,214	15,121	359%	4,214	1,347	2,867	213%

	$107,656	$73,798	$33,858	46%	$73,798	$53,888	$19,910	37%

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

Total revenue increase $33.9 million from fiscal 2013 to fiscal 2014. The increase in total revenue was primarily due to an increase in product revenue of $18.8 million and service revenue of $15.1 million. The product revenue increase was primarily due to an increase of approximately 21% in the total number of Flash Memory Arrays sold and our initial sales of our PCIe cards of $4.2 million and software of $4.0 million. During fiscal 2014 and 2013, revenue associated with our 6000 Series Flash Memory Arrays represented 85% and 82% of product revenue, respectively. The increase in service revenue primarily relates to the continued growth of support contracts as our installed base grew and due to the recognition of $6.0 million associated with the development services related to PCIe cards for Toshiba.

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

Total revenue increased $19.9 million from fiscal 2012 to fiscal 2013. The increase in total revenue was primarily due to an increase in product revenue of $17.0 million and services revenue of $2.9 million. The increase in product revenue was primarily due to an increase in average selling prices related to larger capacity Flash Memory Arrays sold and, to a lesser extent, an increase in the number of Flash Memory Arrays sold. Sales of our 6000 Series Flash Memory Arrays, introduced in January 2013, represented approximately 82% of our product revenue for fiscal 2013. The increase in service revenue of $2.9 million was primarily due to increased support contracts as we grew our installed base.

Revenue from our five largest customers for the years ended January 31, 2014, 2013 and 2012 was 35%, 37% and 83% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2014	2013	$	%	2013	2012	$	%
Cost of product revenue	$47,773	$38,180	$9,593	25%	$38,180	$38,110	$70	—
PCIe card inventory provision	9,154	—	9,154		—	—	—	—
Cost of service revenue	7,846	4,474	3,372	75%	4,474	1,156	3,318	287%

	$64,773	$42,654	$22,119	52%	$42,654	$39,266	$3,388	9%

Gross Profit	$42,883	$31,144	$11,739	38%	$31,144	$14,622	$16,522	113%

Product gross margin	46%	45%			45%	27%
Service gross margin	59%	(6)%			(6)%	14%
Total gross margin	40%	42%			42%	27%

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

Cost of revenue increased $22.1 million from $42.7 million for fiscal 2013 to $64.8 million for fiscal 2014. The increase was primarily due to provision for excess and obsolete inventory of $9.2 million in fiscal 2014 that we recognized relating to inventory and non-cancellable purchase commitments associated with PCIe card inventory combined with an approximately 21% increase in the number of Flash Memory Arrays sold. The increase in cost of service revenue was primarily due to an increase in personnel costs as we increased headcount to support our increased customer base and, to a lesser extent, costs associated with the Toshiba development agreement. Gross profit increased $11.7 million from fiscal 2013 to fiscal 2014.

Gross margin decreased to 40% for the year ended January 31, 2014 compared to 42% for fiscal 2013 primarily due to provision for excess and obsolete inventory of $9.2 million that we recognized relating to inventory and non-cancellable purchase commitments associated with PCIe card inventory, partially offset by improved product margins resulting from the introduction of our 6264 Flash Memory Array, which has a higher gross margin due to its larger capacity and higher average selling price. Service margin increased due primarily to services provided under our development agreement with Toshiba and to improved economies of scale associated with our support services as our larger installed base grew.

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

Cost of revenue increased $3.4 million from $39.3 million for fiscal 2012 to $42.7 million for fiscal 2013. The increase was primarily due to higher manufacturing costs associated with our 6000 Series Flash Memory Arrays as a result of the increased amount of flash memory used in the 6000 Series Flash Memory Arrays to support its increased performance and capacity compared to our 3000 Series Flash Memory Arrays and, to a lesser extent, an increase in the volume of product shipped. Gross profit increased $16.5 million from fiscal 2012 to fiscal 2013.

Gross margin increased to 42% in fiscal 2013 as compared to 27% in fiscal 2012. Our product gross margin was significantly higher as a result of higher average selling prices associated with our 6000 Series Flash Memory Arrays and greater economies of scale as we increased production. This increase was partially offset by a decrease in our services gross margin due to an increase in headcount to support our increased customer base. We also recorded a provision for excess and obsolete inventory of $5.8 million in fiscal 2012 compared to $1.1 million in fiscal 2013.

Operating Expenses

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2014	2013	$	%	2013	2012	$	%
Sales and marketing	$81,104	$61,094	$20,010	33%	$61,094	$21,493	$39,601		184%
Research and development	73,743	57,840	15,903	27%	57,840	26,641	31,199		117%
General and administrative	29,622	21,105	8,517	40%	21,105	6,222	14,883		239%
Restructuring and transition charges	4,869	—	4,869	100%	—	—	—
Litigation settlement	350	—	350	100%	—	2,100	(2,100)	–	100%

	$189,688	$140,039	$49,649		$140,039	$56,456	$83,583

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

Sales and marketing expense increased $20.0 million from fiscal 2013 to fiscal 2014. The increase was primarily due to an increase in personnel related expenses of $13.0 million. We continued to increase the number of sales and marketing employees from 218 as of January 31, 2013 to 259 as of October 31, 2013. In the fourth quarter of fiscal 2014, we began reducing our sales and marketing organization to better align our expense structure with revenue. As of January 31, 2014, we had 189 sales and marketing employees compared to 218 sales and marketing employees at January 31, 2013. We also incurred increased expenses relating to stock-based compensation of $6.2 million and professional and consulting fees of $1.6 million.

Research and development expenses increased $15.9 million from fiscal 2013 to fiscal 2014 primarily due to an increase in personnel-related costs of $5.1 million. The increase is primarily due to having more employees throughout the year as compared to the prior year. In fiscal 2013, we ramped up our research and development personnel. The number of research and development employees was 182 as of January 31, 2014 and compares to 194 as of January 31, 2013 and 131 employees as of January 31, 2012. We also incurred increased expenses related to licensed software fees of $6.1 million, stock-based compensation of $3.7 million, facility costs of $2.1 million and professional and consulting fees of $0.6 million partially offset by a decrease in software tools and prototypes of $1.2 million.

General and administrative expenses increased $8.5 million from fiscal 2013 to fiscal 2014 primarily due to an increase in stock-based compensation of $8.1 million related primarily to the accelerated vesting of equity awards held by certain former executives and recruiting fees of $1.2 million, partially offset by a reduction in audit fees of $0.7 million and personnel related expenses of $0.3 million.

For the year-ended January 31, 2014, we recognized restructuring and transition charges of $4.9 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focuses on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the fourth quarter of fiscal 2014, we incurred severance expenses related to restructuring charges of $2.7 million for involuntary termination of employees, an impairment of assets of $1.2 million, excess facility charges of $0.5 million, and other transition related expenses of $0.4 million.

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

Sales and marketing expenses increased $39.6 million from fiscal 2012 to fiscal 2013. The increase was primarily due to an increase in personnel-related expenses of $26.8 million as we increased the number of sales and marketing employees from 95 employees as of January 31, 2012 to 218 employees as of January 31, 2013 to build our direct sales force. The increase was also due to increases in expenses associated with systems provided to partners for test and development of $4.4 million, stock-based compensation of $3.8 million, travel-related expenses of $3.4 million and consulting expenses of $1.1 million.

Research and development expenses increased $31.2 million from fiscal 2012 to fiscal 2013 primarily due to an increase in personnel-related expenses of $16.0 million as we increased the number of research and development employees from 131 employees as of January 31, 2012 to 194 employees as of January 31, 2013, principally to enhance our software capabilities and expand our product portfolio. We also incurred increased expenses associated with the development of new product prototypes of $6.4 million, depreciation expense related to lab equipment of $3.9 million, stock-based compensation of $3.0 million and consulting services of $1.7 million.

General and administrative expenses increased $14.9 million from fiscal 2012 to fiscal 2013 primarily due to an increase in personnel-related expenses of $1.2 million as we increased the number of general and administrative employees from 17 employees as of January 31, 2012 to 23 employees as of January 31, 2013. We also experienced increases in stock-based compensation of $9.5 million, legal expenses of $1.5 million, audit fees of $1.2 million, consulting fees of $0.9 million and bad debt expenses of $0.4 million.

In fiscal 2012, we accrued a charge of $2.1 million related to outstanding patent infringement litigation. We settled this matter in the third quarter of fiscal 2013 for the same amount.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended January 31, 2014. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Jan. 31, 2014	Oct. 31, 2013	Jul. 31 2013	Apr. 30, 2013	Jan. 31, 2013	Oct. 31, 2012	Jul. 31, 2012	Apr. 30, 2012
	(In thousands)
Revenue:
Product revenue	$20,832	$21,416	$23,595	$22,478	$21,204	$19,325	$19,312	$9,743
Service revenue	7,215	6,890	2,910	2,320	1,696	1,271	774	473

Total revenue	28,047	28,306	26,505	24,798	22,900	20,596	20,086	10,216

Cost of revenue :
Cost of product revenue (1)	10,480	10,555	13,661	13,077	12,090	10,330	10,009	5,751
PCIe cards inventory provision	9,154	—	—	—	—	—	—	—
Cost of service revenue (1)	2,142	2,382	1,673	1,649	1,596	1,354	856	668

Total cost of revenue	21,776	12,937	15,334	14,726	13,686	11,684	10,865	6,419

Gross profit	6,271	15,369	11,171	10,072	9,214	8,912	9,221	3,797

Operating expenses :
Sales and marketing (1)	22,929	21,299	18,624	18,252	20,640	15,568	13,273	11,613
Research and development (1)	18,898	20,111	18,800	15,934	18,764	14,061	13,769	11,246
General and administrative (1)	14,845	6,627	4,040	4,110	5,149	4,606	7,546	3,804
Restructuring and transition	4,869	—	—	—	—	—	—	—
Litigation settlement	—	350	—	—	—	—	—	—

Total operating expenses	61,541	48,387	41,464	38,296	44,553	34,235	34,588	26,663

Loss from operations	(55,270)	(33,018)	(30,293)	(28,224)	(35,339)	(25,323)	(25,367)	(22,866)
Other income (expense), net	(1,086)	(17)	(6)	(280)	(20)	(43)	(38)	22
Interest expense	(137)	(1,060)	(342)	—	—	—	—	(31)

Loss before income taxes	(56,493)	(34,095)	(30,641)	(28,504)	(35,359)	(25,366)	(25,405)	(22,875)
Income taxes	31	18	7	20	49	33	15	—

Net loss	$(56,524)	$(34,113)	$(30,648)	$(28,524)	$(35,408)	$(25,399)	$(25,420)	$(22,875)

Net loss per share of common stock, basic and diluted	$(0.69)	$(0.85)	$(1.98)	$(1.86)	$(2.41)	$(1.79)	$(1.92)	$(1.88)

Shares used to compute net loss per share of common stock, basic and diluted	82,514	40,362	15,507	15,358	14,668	14,196	13,258	12,145

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$24	$37	$22	$17	$10	$20	$11	$6
Cost of service revenue	114	124	425	226	232	243	35	67
Sales and marketing	4,963	2,101	1,763	1,517	1,166	1,356	694	845
Research and development	2,452	1,828	1,260	1,360	1,001	919	682	626
General and administrative	10,647	4,165	1,653	1,701	2,803	1,575	4,940	692

	$18,200	$8,255	$5,123	$4,821	$5,212	$4,113	$6,362	$2,236

The following table sets forth consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended
	Jan. 31, 2014	Oct. 31, 2013	Jul. 31 2013	Apr. 30, 2013	Jan. 31, 2013	Oct. 31, 2012	Jul. 31, 2012	Apr. 30, 2012
	(As percentage of total revenue)
Revenue:
Product revenue	74%	76%	89%	91%	93%	94%	96%	95%
Service revenue	26	24	11	9	7	6	4	5

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue :
Cost of product revenue	50	49	58	58	57	53	52	59
PCIe card inventory provision	44	—	—	—	—	—	—	—
Cost of service revenue	30	35	57	71	94	107	111	141

Total cost of revenue	78	46	58	59	60	57	54	63

Gross profit	22	54	42	41	40	43	46	37

Operating expenses :
Sales and marketing	82	75	71	74	90	76	66	114
Research and development	67	71	71	64	82	68	69	110
General and administrative	53	23	15	17	23	22	38	37
Restructuring and transition	17	—	—	—	—	—	—	—
Litigation settlement	—	1	—	—	—	—	—	—

Total operating expenses	219	171	157	155	195	166	173	261

Loss from operations	(197)	(117)	(115)	(114)	(155)	(123)	(127)	(224)
Other income (expense), net	(4)	—	—	(1)	—	—	—	—
Interest expense	—	(4)	(1)	—	—	—	—	—

Loss before income taxes	—	—	—	—	—	—	—	—
Income taxes	—	—	—	—	—	—	—	—

Net loss	(202)%	(121)%	(116)%	(115)%	(155)%	(123)%	(127)%	(224)%

Liquidity and Capital Resources

Primary Sources of Liquidity

As of January 31, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $99.4 million and accounts receivable of $21.1 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million. In May 2013, we entered into a $50 million debt arrangement with TriplePoint Capital LLC, or TriplePoint, discussed in more detail below. In July 2013, we established a line of credit in the amount of $7.5 million with Comerica Bank, discussed in more detail below.

Cash Flow Analysis

	Year Ended January 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$(81,548)	$(76,910)	$(50,043)
Investing activities	(68,999)	(15,540)	(5,007)
Financing activities	173,442	87,224	71,572

Operating Activities

Our net cash used in operating activities for fiscal 2014 was $81.5 million and was primarily due to costs related to building the infrastructure to support our current and anticipated growth. Our net loss for fiscal 2014 was $149.8 million and included non-cash stock-based compensation of $36.4 million, depreciation of $12.6 million, impairment charges of $2.0 million and a provision for excess and obsolete inventory related to our PCIe card inventory of $9.2 million.

Our net cash used in operating activities for fiscal 2013 was $76.9 million and was primarily due to increased headcount to support our current and anticipated growth. Our headcount increased in all areas of our business from 252 employees as of January 31, 2012 to 449 employees as of January 31, 2013. Our net loss for fiscal 2013 was $109.1 million and included non-cash stock-based compensation of $17.9 million and depreciation of $9.0 million.

Our net cash used in operating activities for fiscal 2012 was $50.0 million. During this period, our operating cash flow consisted primarily of an increase in inventory of $21.1 million and trade accounts receivable of $15.1 million as well as additional expenditures to hire more employees to support our current and anticipated growth. Our headcount increased in all areas of our business from 72 employees as of January 31, 2011 to 252 employees as of January 31, 2012. Our net loss for fiscal 2012 was $44.8 million. Significant non-cash expenses included in our net loss were depreciation of $5.1 million, interest expense of $2.9 million related to the extinguishment loss on the conversion of convertible notes and stock-based compensation of $1.0 million.

Investing Activities

Cash flows from investing activities generally consist of purchase of property and equipment, including product development and testing lab equipment used to support engineers and support service personnel. Our purchases of product development and testing lab equipment have increased over time as we increased the number of our engineers and support service personnel and as we introduce new products. We have purchased property and equipment of $9.3 million, $10.6 million and $5.0 million for fiscal 2014, 2013 and 2012, respectively. A large portion of this equipment is Flash Memory Arrays that we have capitalized. In addition, we have transferred inventory into lab equipment within fixed assets of $4.4 million, $3.6 million and $7.2 million during fiscal 2014, 2013 and 2012, respectively, a portion of which has been reflected as a non-cash transaction in the statements of cash flows.

In addition to purchases of property and equipment, cash used in investing activities for the year ended January 31, 2014 was attributable to purchases of short-term investments of $66.2 million, partially offset by maturity of short-term investments of $7.1 million.

In addition to purchases of property and equipment, cash used in investing activities for the year ended January 31, 2013 was attributable to purchases of cost method investments of $5.0 million.

Financing Activities

We generated $173.4 million of net cash from financing activities in fiscal 2014. This consisted of proceeds from our IPO, net of underwriting discount and commission and offering costs, of $145.8 million and proceeds from issuance of preferred stock, net of issuance costs, and convertible notes of $21.0 million and $5.2 million, respectively.

We generated $87.2 million of net cash from financing activities in fiscal 2013, primarily due to $86.3 million of net proceeds from the issuance of Series D convertible preferred stock and $2.7 million from the issuance of convertible notes.

We generated $71.6 million of net cash from financing activities in fiscal 2012, primarily due to $70.5 million in net proceeds from the issuance of preferred stock, $0.7 million in proceeds from the issuance of convertible notes and $0.4 million in proceeds from the exercise of stock options.

Future Capital Requirements

As of January 31, 2014, we have cash, cash equivalents and short-term investments of $99.4 million. For the fiscal year ended January 31, 2014, cash used in operations was primarily funded by proceeds from our debt and equity transactions during the year. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in, businesses, technologies or other assets.

In May 2013, we entered into a $50 million debt facility with TriplePoint Capital LLC. The TriplePoint facility has a first secured interest in substantially all of our assets and intellectual property other than $7.5 million of accounts receivable. The TriplePoint facility allows us to incur additional debt of up to $7.5 million from a party other than TriplePoint so long as this debt is subordinated to the debt we have with TriplePoint. We have one year to draw on the TriplePoint facility, which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.0% to 13.5%. In addition, the loans have an end-of-term payment, ranging from 0.5% to 14.0% of the principal amount depending on the duration of the loan. There are no financial covenants in this facility. However, we have agreed with TriplePoint to certain operating covenants, including a requirement to obtain TriplePoint’s consent to a merger or acquisition of us if our obligations to TriplePoint are not repaid in connection with such merger or acquisition, a requirement to obtain TriplePoint’s consent before we acquire another company under certain circumstances, a prohibition on certain investments in third parties, restrictions on our ability to pay dividends or make distributions and a prohibition to engage in any business other than the businesses we are currently engaged in or reasonably related to our current businesses. As of January 31, 2014, we had no amounts outstanding under this facility.

The debt agreement with TriplePoint allows TriplePoint to declare an event of default if, in the determination and explicit discretion of the lender, we experience a material adverse change to our business. Under this debt facility, a material adverse change means: a material adverse effect on our business, operations, properties, assets or financial condition; a material adverse effect on our ability to perform our obligations under the terms of the debt facility agreement; or a material adverse effect on the assets that we used to secure our obligations under the debt facility or TriplePoint’s ability to enforce its security rights in those assets. In the event the lender declares an event of default, all amounts outstanding under this facility would become immediately due and payable and further advances under the facility would not be available. As of January 31, 2014, we were not in default on our debt facility with TriplePoint.

As of January 31, 2014, we believe this facility was available to us. However, there can be no assurances that the funds will be available in the future or at the amount requested.

Our line of credit with Comerica Bank has a term of two years, bears interest at the rate of prime plus 1.0% and is secured by our accounts receivable and collections thereof as well as our intellectual property. As of January 31, 2014, there were no amounts outstanding under the line of credit. While amounts are outstanding, we have agreed to certain operating covenants, including a requirement to obtain Comerica’s consent to a merger or acquisition of us if our obligations to Comerica are not repaid in connection with such merger or acquisition, a requirement to obtain Comerica’s consent before we acquire another company under certain circumstances, a prohibition on certain investments in third parties and restrictions on our ability to pay dividends or make distributions.

We believe that our existing cash, cash equivalents, short-term investments and available lines of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. The amount of IPO proceeds we use for our operations and expansion plans will depend on the amount of cash generated from our operations and any strategic decisions we may make that could alter our expansion plans and the amount of cash necessary to fund these plans. Although management believes existing cash, cash equivalents, short-term investments and available lines of credit will be sufficient to fund our operations and capital expenditures for at least the next twelve months, it may be necessary thereafter to finance our future operations and capital expenditures by raising additional capital. Ultimately, management intends to finance operations by achieving profitable operations. However, there can be no assurances that capital will be available on acceptable terms to us or at all, or that we will ever achieve profitable operations. If we are not able to raise additional capital or access our debt facilities in sufficient amounts to fund our operations in the future, it could have a negative impact on our business plans.

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

Contractual Obligations

The following summarizes our contractual obligations as of January 31, 2014 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Operating lease obligations (1)	$9,593	$2,196	$7,397	$—	$—
Purchase commitments (2) (3) (4) (5)	58,795	20,042	10,753	8,000	20,000

Total	$68,388	$22,238	$18,150	$8,000	$20,000

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities.
(2)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(3)	In June 2012, we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team. As part of this agreement, from fiscal 2015 through fiscal 2024, we will receive advertising, branding in various locations throughout the stadium and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium under construction in Santa Clara, California to be used by the Team. Because this stadium will be located in the heart of Silicon Valley, where many of our partners and customers operate, these advertising and meeting benefits are a key element of our marketing strategy to build awareness of our brand and our technology. We are committed to make payments to the Team of $4.0 million per year over the term of this agreement starting in fiscal 2015. Purchase obligations include all amounts we are obligated to pay under this agreement.

(4)	In July 2012, we entered into OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. During April 2013, we made our first commercial shipment under the agreement and began paying royalties. Purchase obligations include all remaining amounts we are obligated to pay under this agreement.
(5)	In July 2013, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $6.0 million upon the software vendor meeting certain delivery milestones through December 2014. Purchase obligations include all remaining amounts we are obligated to pay under this agreement.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that others, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, inventory valuation, warranty liability, income taxes and investment in privately held companies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 of the accompanying notes to our consolidated financial statements.

Revenue Recognition

We derive our revenue from sales of products and related support services and enter into multiple-element arrangements in the normal course of business with our direct customers, resellers and systems vendors. In all of our arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and we deem collection to be reasonably assured. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an Arrangement – We consider a non-cancelable agreement signed by a direct customer, reseller or systems vendor or purchase order generated by a customer, reseller or systems vendor to be persuasive evidence of an arrangement.

•	Delivery has Occurred – We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist other than ongoing support obligations sold under separate support terms. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•	Fees are Fixed or Determinable – We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue net of estimated returns or if a reasonable estimate cannot be made, when the right to a refund or adjustment lapses. We currently do not provide price protection, rebates or other sales incentives to customers. We also do not allow a right of return to our customers, including resellers.

•	Collection is Reasonably Assured – We conduct a credit worthiness assessment on our customers, systems vendors and resellers. If we determine that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Our multiple-element arrangements typically include two elements: hardware, which includes embedded software, and support services. Beginning in the second quarter of fiscal 2014, following introduction of the Violin Symphony Management Software Suite, our multiple-element arrangements also may include non essential software elements. We have determined that our hardware and the embedded software are considered a single unit of accounting, because the hardware and software function together to deliver the hardware’s essential functionality and the hardware is never sold separately without the essential software. Support services are considered a separate unit of accounting as they are sold separately and have standalone value.

When more than one element, such as hardware, software and services, are contained in a single arrangement, we first allocate arrangement consideration to the software deliverables as a group and non-software deliverables based on the relative selling price method. Our appliance products, embedded software and certain other services are considered to be non-software deliverables in our arrangements. We allocate revenue within the software group based upon fair value using vendor specific objective evidence, or VSOE, with the residual revenue allocated to the delivered element. If we cannot objectivity determine the VSOE of the fair value of any undelivered software element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. We allocate revenue within the non-software group to each element based upon their relative selling price in accordance with the selling price hierarchy, which includes: (1) VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE are available.

•	VSOE – We determine VSOE based on our historical pricing and discounting practices for the specific product or support service when sold separately or as an optional stated renewal rate in the transaction. In determining VSOE, we require that a substantial majority of the selling prices for products or support services fall within a reasonably narrow pricing range.

•	TPE – When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our products differ from those of our peers such that the comparable pricing of support services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

•	BESP – When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or support service was sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, gross margin expectations, sales volume, geographies, market conditions, competitive landscape and pricing practices. We have historically priced our products within a narrow range and have used BESP to allocate the selling price of deliverables for product sales.

Deferred revenue primarily represents customer billings in excess of revenue recognized, primarily for support services. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract, and revenue is recognized ratably over the support period of generally one to three years.

Stock-Based Compensation

Overview

We have granted stock options, restricted stock awards and RSUs to our employees, consultants and members of our board of directors. Stock options and restricted stock awards typically vest upon the satisfaction of a service condition, which, for the majority of these awards, is satisfied over three years. RSUs granted under the 2005 Stock Plan vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the vesting of the RSUs is satisfied over three to four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or an initial public offering. Under the terms of our 2005 Stock Plan, the shares underlying RSUs are to be delivered to holders that satisfy both of these conditions, except in the case of the initial public offering, in which case settlement is to occur upon the earlier of 181 days following our initial public offering or March 15th of the year following the completion of our initial public offering. In March 2014, RSUs totaling 2.3 million shares were settled.

Stock-Based Compensation Expense

We account for stock-based employee compensation under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock awards and RSUs to be measured based on the grant date fair value of the awards. We record stock-based compensation expense for service-based equity awards, including RSUs, using the straight-line attribution method over the period during which the employee is required to perform service in exchange for the awards. We capitalize stock-based employee compensation when appropriate. Capitalized stock-based compensation expense was not material in the three years ended January 31, 2014.

Prior to September 27, 2013, the date our common stock began trading on the New York Stock Exchange, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including periodic valuations of our common stock, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies arm’s-length sales of our common stock, and the illiquid nature of common stock. We performed our analyses in accordance with applicable elements of the practice aid issued by the American Certified Public Accountants entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Since our IPO, we determine the fair value of our common stock based on the closing price of our common stock as quoted on the New York Stock Exchange on the stock option grant date.

Determining the fair value of stock-based awards at the grant date requires judgment. We estimate the fair value of stock option awards using the Black-Scholes single option-valuation model, which requires assumption such as fair value of our common stock, expected term, expected volatility and risk-free interest rate, which are estimated as follows:

•	Expected Term – We determine the expected term of options granted using the “simplified” method. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option.

•	Volatility – Because we do not have a trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for a group of companies we consider our peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors, along with considering the future plans of our company to determine the appropriate volatility over the expected life of the option. We used the weekly closing price of these peers over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our peers’ common stock because the volume of activity was relatively low. Our group of comparable industry peer companies has changed from time to time. We removed certain companies that became financially distressed or for which public information was no longer available. Meanwhile, we added a new public company and other larger companies in our industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Interest Rate – The risk-free interest rate was determined by reference to the U.S. Treasury rates with the remaining term approximating the expected option life assumed at the date of grant.

•	Dividend Yield – We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options, restricted stock awards and RSUs expected to vest. We estimate a forfeiture rate based on our historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in the Black-Scholes single option-valuation model change significantly, the fair value and stock-based compensation expense on future grants is impacted accordingly and stock-based compensation expense may differ materially in the future from that recorded in the current period.

We have used and will continue to use judgment in evaluating the expected term, expected volatility and forfeiture rate related to our stock-based compensation expense on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms and forfeiture rates, which could materially impact our future stock-based compensation expense.

Inventory Valuation

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market. Our finished goods consist of manufactured finished goods.

We assess the valuation of inventory, including raw materials and finished goods, on a periodic basis. Inventory carrying value adjustments are established to reduce the carrying amounts of our inventory to their net estimated realizable value. Carrying value adjustments are based on historical usage, expected demand and trial deployment conversion rates. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. For example, because our revenue often is comprised of large, concentrated sales to a limited number of customers, we may carry high levels of inventory prior to shipment. In addition, in circumstances where a supplier discontinues the production of a key raw material component, such as non-volatile memory components, we may be required to make significant “last-time” purchases in order to ensure supply continuity until the transition is made to products based on next generation components. If a significant order were cancelled after we had purchased the related inventory, or if estimates of “last-time” purchases exceed actual demand, we may be required to record additional inventory carrying value adjustments.

Warranty Liability

We provide our customers a limited product warranty of three years. Our standard warranties require us to repair or replace defective products during such warranty period at no cost to the customer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product sales are recognized. Factors that affect our warranty liability include the number of installed units, performance of equipment in our test and support labs, historical data and trends of product reliability and costs of repairing and replacing defective products. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary.

Income Taxes

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement, we recognize any such differences as a liability. Because of our full valuation allowance against the net deferred tax assets, any change in our uncertain tax positions would generally not impact our effective tax rate.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to the net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our net deferred tax assets.

As of January 31, 2014, we had federal and state net operating loss carryforwards of $150.5 million and $65.8 million, respectively, and federal and state research and development tax credit carryforwards of $6.4 million and $71.1 million, respectively. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A substantial amount of these carryforwards may be subject to annual limitations that may result in their expiration before some portion, or all, of them has been fully utilized.

Investment in Privately-held Companies

We analyze equity investments in privately held companies to determine if they should be accounted for under the cost or equity method of accounting based on such factors as our percentage ownership of the voting stock outstanding and our ability to exert significant influence over these companies. For our cost method investments, we determine if a decline in fair value is considered to be an other-than-temporary impairment. If a decline in fair value is determined to be other-than-temporary, we would recognize an impairment at the lower of cost or fair value.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 “Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to consolidated financial statements.

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment. Substantially all of our revenue for all periods presented in the accompanying consolidated statements of operations has been from sales of the Flash Memory Arrays and related customer support services.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 10 “Related Party Transactions” in the notes to consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash, held by a large, United States commercial bank. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

The primary objective of our investment activities is to preserve principal and maintain liquidity while maximizing income without significantly increasing risk. We determined that the increase in yield from potentially investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risk

Our sales transactions are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, certain of our operating expenses are incurred outside the United

States and are dominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds, Chinese Yuan, Euro, Japanese Yen and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a 10% change in foreign currencies exchange rates would not have a material impact on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially and adversely affect our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Violin Memory, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Violin Memory, Inc.:

We have audited the accompanying consolidated balance sheets of Violin Memory, Inc. and subsidiaries (the Company) as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Violin Memory, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year-period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

April 16, 2014

VIOLIN MEMORY, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	January 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$40,273	$17,378
Short-term investments	59,106	—
Accounts receivable, net (including amounts due from a related party of $565 and $1,881 as of January 31, 2014 and 2013, respectively)	21,055	22,012
Inventory	39,653	24,089
Other current assets	6,154	6,020

Total current assets	166,241	69,499
Property and equipment, net	13,653	13,098
Other assets	4,769	5,553

	$184,663	$88,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including amounts due to a related party of $12,208 and $6,808 as of January 31, 2014 and 2013, respectively)	$18,389	$15,275
Accrued liabilities (including amounts due to a related party of $6,875 and $0 as of January 31, 2014 and 2013, respectively)	37,315	15,133
Deferred revenue (including amounts received from a related party of $89 and $229 as of January 31, 2014 and 2013, respectively)	13,480	6,916

Total current liabilities	69,184	37,324
Long-term deferred revenue (including amounts received from a related party of $43 and $0 as of January 31, 2014 and 2013, respectively)	11,755	6,102

Total liabilities	80,939	43,426

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 and 0 shares authorized as of January 31, 2014 and 2013, respectively; no shares outstanding	—	—
Convertible preferred stock, $0.0001 par value, 0 and 111,000 shares authorized as of January 31, 2014 and 2013, respectively; and 0 and 91,570 shares issued and outstanding as of January 31, 2014 and 2013, respectively	—	9
Common stock, $0.0001 par value, 1,000,000 and 250,000 shares authorized as of January 31, 2014 and 2013, respectively; 83,057 and 15,614 shares issued and outstanding as of January 31, 2014 and 2013, respectively	8	4
Additional paid-in capital	456,223	247,531
Accumulated other comprehensive income (loss)	115	(7)
Accumulated deficit	(352,622)	(202,813)

Total stockholders’ equity	103,724	44,724

	$184,663	$88,150

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended January 31,
	2014	2013	2012
Revenue:
Product revenue (including related party sales of $7,128, $5,242 and $41 for the years ended January 31, 2014, 2013 and 2012, respectively)	$88,321	$69,584	$52,541
Service revenue (including related party sales of $6,360, $332 and $0 for the years ended January 31, 2014, 2013 and 2012, respectively)	19,335	4,214	1,347

Total revenue	107,656	73,798	53,888

Cost of revenue:
Cost of product revenue (including related party purchases of $38,239 $27,510 and $28,610 for the years ended January 31, 2014, 2013 and 2012, respectively) (1)	47,773	38,180	38,110
PCIe card inventory provision	9,154	—	—
Cost of service revenue (1)	7,846	4,474	1,156

Total cost of revenue	64,773	42,654	39,266

Gross profit	42,883	31,144	14,622

Operating expenses :
Sales and marketing (1)	81,104	61,094	21,493
Research and development (1)	73,743	57,840	26,641
General and administrative (1)	29,622	21,105	6,222
Restructuring and transition charges	4,869	—	—
Litigation settlement	350	—	2,100

Total operating expenses	189,688	140,039	56,456

Loss from operations	(146,805)	(108,895)	(41,834)
Other income (expense), net	(1,389)	(79)	89
Interest expense	(1,539)	(31)	(3,033)

Loss before income taxes	(149,733)	(109,005)	(44,778)
Income taxes	76	97	7

Net loss	$(149,809)	$(109,102)	$(44,785)

Net loss per share of common stock, basic and diluted	$(3.88)	$(8.01)	$(4.77)

Shares used to compute net loss per share of common stock, basic and diluted	38,591	13,624	9,396

(1) Includes stock-based compensation expense as follows (Note 7):
Cost of product revenue	$100	$150	$15
Cost of service revenue	889	474	4
Sales and marketing	10,344	4,061	299
Research and development	6,900	3,228	236
General and administrative	18,166	10,010	492

	$36,399	$17,923	$1,046

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended January 31,
	2014	2013	2012
Net loss	$(149,809)	$(109,102)	$(44,785)
Foreign currency translation adjustments, net of tax	111	81	(88)
Unrealized holding gains on investments, net of tax	11	—	—

Comprehensive loss	$(149,687)	$(109,021)	$(44,873)

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2011	44,153	$4	14,334	$4	$46,346	$—	$(48,926)	$(2,572)
Issuance of Series B convertible preferred stock at $1.70 and $2.00 per share, net of issuance costs of $94	18,264	2	—	—	36,434	—	—	36,436
Issuance of Series C convertible preferred stock at $4.00 per share, net of issuance costs of $265	13,525	2	—	—	53,833	—	—	53,835
Issuance of common stock upon exercise of stock options	—	—	864	—	186	—	—	186
Issuance of common stock for settlement of restricted stock units (RSUs)	—	—	145	—	93	—	—	93
Repurchased of unvested portion of common stock	—	—	(19)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,046	—	—	1,046
Translation adjustment	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(44,785)	(44,785)

Balances as of January 31, 2012	75,942	8	15,324	4	137,938	(88)	(93,711)	44,151
Issuance of Series D convertible preferred stock at $6.00 and $7.00 per share, net of issuance costs of $3,200	15,428	1	—	—	89,727	—	—	89,728
Issuance of Series D convertible preferred stock in connection with a litigation settlement at $7.00 per share	200	—	—	—	1,400	—	—	1,400
Issuance of common stock upon exercise of stock options	—	—	353	—	543			543
Repurchased of unvested portion of common stock	—	—	(63)	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,923	—	—	17,923
Translation adjustment	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	(109,102)	(109,102)

Balances as of January 31, 2013	91,570	9	15,614	4	247,531	(7)	(202,813)	44,724
Issuance of Series D convertible preferred stock at $6.00 per share, net of issuance costs of $498	3,575	1	—	—	20,952	—	—	20,953
Issuance of common stock at initial public offering, net of issuance costs of $16,180	—	—	18,000	2	145,818	—	—	145,820
Conversion of convertible preferred stock into common stock	(95,145)	(10)	47,735	2	8	—	—	—
Conversion of convertible notes into common stock	—	—	585	—	5,203	—	—	5,203
Common stock warrants	—	—	—	—	309	—	—	309
Issuance of common stock upon exercise of stock options	—	—	1,008	—	732	—	—	732
Issuance of common stock for settlement of RSUs	—	—	250	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(38)	—	(341)	—	—	(341)
Repurchase of unvested portion of common stock	—	—	(97)	—	(388)	—	—	(388)
Stock-based compensation	—	—	—	—	36,399	—	—	36,399
Translation adjustment	—	—	—	—	—	111	—	111
Unrealized gain on investments	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(149,809)	(149,809)

Balances as of January 31, 2014	—	$—	83,057	$8	$456,223	$115	$(352,622)	$103,724

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(149,809)	$(109,102)	$(44,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,552	9,013	5,064
Loss on disposal of equipment	—	—	53
Provision for excess and obsolete inventory	1,819	1,052	5,826
Allowance for doubtful accounts	—	357	—
Impairment of assets	1,965	—	—
PCIe card inventory provision	9,154	—	—
Accretion of interest cost	175	—	—
Loss on extinguishment of debt	—	31	2,921
Stock-based compensation	36,399	17,923	1,046
Changes in operating assets and liabilities, net:
Accounts receivable	957	(6,711)	(15,050)
Inventory	(24,339)	(6,538)	(21,066)
Other assets	(932)	733	(3,002)
Accounts payable	2,881	(1,930)	9,168
Accrued liabilities	15,413	7,540	8,388
Deferred revenue	12,217	10,722	1,394

Net cash used in operating activities	(81,548)	(76,910)	(50,043)

Cash flows from investing activities:
Purchase of property and equipment	(9,300)	(10,554)	(5,007)
Purchase of cost method investments	(604)	(4,986)	—
Purchase of investments	(66,224)	—	—
Maturity of investments	7,129	—	—

Net cash used in investing activities	(68,999)	(15,540)	(5,007)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,160	2,698	682
Proceeds from issuance of convertible preferred stock, net of issuance costs	20,953	86,316	70,453
Proceeds from debt and line of credit, net of issuance costs	20,078	—	—
Proceeds from issuance of common stock	—	—	17
Repayment of debt and lines of credit	(20,500)	—	—
Proceeds from initial public offering, net of issuance costs	147,870	(2,050)	—
Proceeds from exercise of common stock options	610	260	420
Repurchase of stock	(388)	—	—
Taxes paid related to net share settlement of equity awards	(341)	—	—

Net cash provided by financing activities	173,442	87,224	71,572

Net increase (decrease) in cash and cash equivalents	22,895	(5,226)	16,522
Cash and cash equivalents at beginning of year	17,378	22,604	6,082

Cash and cash equivalents at end of year	$40,273	$17,378	$22,604

Supplemental disclosure of other cash flow information:
Taxes paid	$47	$10	$1
Interest paid	972	—	—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes to common stock	5,203	—	—
Conversion of convertible preferred stock to common stock	10	—	—
Conversion of warrant to purchase convertible preferred stock to common stock	309	—	—
Transfer of inventory to property and equipment	4,418	3,574	7,185
Conversion of notes payable and accrued interest to convertible preferred stock	—	3,415	14,045
Issuance of Series B convertible preferred stock in exchange for note receivable	—	—	2,850
Settlement of loan receivable from officer in lieu of bonus payment	—	1,000	—
Issuance of Series D convertible preferred stock in connection with litigation	—	1,400	—
Vesting of early stock option exercises	122	280	—

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Consolidated Financial Statements

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

On October 2, 2013, the Company closed its initial public offering, or IPO, of 18,000,000 shares of its common stock sold by the Company. The public offering price of the shares sold in the IPO was $9.00 per share. The total gross proceeds from the IPO to the Company were $162 million. After deducting underwriting discounts and commissions and IPO costs paid by the Company, the aggregate net proceeds to the Company totaled $145.8 million.

Basis of Presentation and Consolidation

We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Violin Memory, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign Currency Transactions and Remeasurement

The local currency is the functional currency for each of the Company’s subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates the respective period.

Gains and losses from foreign currency transactions are included in other income (expense), net. Foreign currency translation adjustments are included in other comprehensive loss.

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

Concentrations of Market, Credit Risk, Significant Customers and Manufacturing

The Company participates in the business of developing and manufacturing scalable flash memory arrays and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reduction on current products; changes in the overall demand for products offered by the Company; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and risks associated with changes in domestic and international economic and international and/or political conditions or regulations.

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and investments with high credit quality financial institutions which the Company believes are creditworthy. Deposits may exceed the insured limits provided on them.

The Company generally requires no collateral from its customers. The Company mitigates its credit risk with associated with its accounts receivable by performing ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts.

Customers that represented more than 10% of total revenue and gross accounts receivable are as follows:

	Year Ended January 31,
	2014		2013		2012
Percent of revenue:
Toshiba (Note 10)	12%		*	%	*	%
Hewlett-Packard		*	*		65
CompSec		*	12		*

	January 31,
	2014	2013
Percent of gross accounts receivable:
Commtech Innovative Solutions	27%	*	%
Avnet, Inc.	15	*
Super Micro Computer	*	16
Daymark Solutions	*	12

*	Less than 10%.

The Company sells to a limited number of large systems vendors, resellers and end-customers and, as a result, maintains individually significant receivable balances with such customers. The Company’s systems vendor customers and certain large resellers tend to be well-capitalized, multi-national companies, while other customers may not be as well capitalized. Sales of products to large systems vendors and resellers are expected to account for a majority of the Company’s revenues in the foreseeable future, and the Company’s financial results will depend in part upon the success of these customers. The composition of the Company’s major customer base may change as the market demand for its products changes, and the Company expects this variability will continue in the future. The loss of, or a significant reduction in purchases by, any of the major customers may harm the Company’s business, financial condition and results of operations.

The Company relies on a limited number of suppliers for its contract manufacturing and certain raw material components. The Company believes that other vendors would be able to provide similar products and services; however, the qualification of such vendors may require substantial start-up time. In order to mitigate any adverse impacts from disruption of supply, the Company attempts to maintain an adequate supply of critical single-sourced raw materials.

Cash and Cash Equivalents

Cash consists of deposits with financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash and cash equivalents were $40.3 million as of January 31, 2014. The Company did not hold any cash equivalents as of January 31, 2013.

Investments

The Company classifies its investments as available-for-sale at the time of purchase since it is the Company’s intent that these investments are available for current operations, and includes these investments on the consolidated balance sheet as short-term or long-term investments depending on their maturity and management’s intention with regard to the utilization of these investments, as needed, to fund current operations. As of January 31, 2014, all investments have been classified as short-term.

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

Fair Value Measurements and Disclosures

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company recognizes transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers.

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers expected losses after taking into account current market conditions, customers’ financial condition, current receivable aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2014 and 2013, the Company’s allowance for doubtful accounts was insignificant.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO method). The Company periodically assesses the recoverability of all inventory, including raw materials and finished goods to determine whether adjustments are required to record inventory at the lower of cost or market. Inventory that the Company determines to be obsolete or in excess of forecasted usage is reduced to its estimated realizable value based on assumptions about future and current market conditions. In the case of inventory which has been written down below cost through the use of a reserve, such reduced amount is considered the cost for subsequent accounting purposes.

Revenue Recognition

The Company derives revenue primarily from sales of its flash memory arrays, flash memory cards, software and related support and development services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Evidence of an arrangement exists when there is a customer contract or purchase order. The Company considers delivery complete when title and risk of loss transfer to the customer, which is generally upon shipment, but no later than physical receipt by the customer.

The Company sells its products and support services directly to end-customers, systems vendors and resellers. The Company currently does not provide price protection, rebates or other sales incentives to customers. The Company generally does not allow a right of return to its customers, including resellers.

The Company’s multiple-element arrangements typically include two elements: hardware, which includes embedded software, and support services. Beginning in the second quarter of fiscal 2014, following introduction of the Violin Symphony Management Software Suite, the Company’s multiple-element arrangements also may include software elements. The Company has determined that its hardware and the embedded software are considered a single unit of accounting, because the hardware and software individually do not have standalone value and are not sold separately. Standalone software and support services are each considered a separate unit of accounting as they can be sold separately and have standalone value.

When more than one element, such as hardware, software and services, are contained in a single arrangement, the Company first allocates arrangement consideration to the software deliverables as a group and non-software deliverables based on the relative selling price method. The Company’s appliance products, embedded software, and certain other services are considered to be non-software deliverables in such arrangements. The Company allocates revenue within the software group based upon fair value using vendor-specific objective evidence, or VSOE, with the residual revenue allocated to the delivered element. If VSOE of fair value cannot be objectivity determined for any undelivered software elements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. The Company allocates revenue within the non-software group to each element based upon its relative selling price in accordance with the selling price hierarchy, which includes: (1) VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. The Company establishes BESP considering multiple factors including, but not limited to, historical prices of products sold on a stand-alone basis, cost and gross margin objectives, competitive pricing practices and customer and market specific considerations.

The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. Revenue allocated to the Company’s products is recognized upon shipment or delivery. Revenue allocated to support services is recognized over the term, which is generally one or three years.

The Company’s policy is to record revenue net of any applicable sales, use or excise tax.

Property and Equipment

Property and equipment consist primarily of capitalized equipment and computer hardware and software, which are stated at cost and depreciated using the straight-line method over the estimated useful lives of two years and three years, respectively. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist primarily of personnel costs, prototype expenses, software tools, consulting services and allocated facilities costs.

Software Development Costs

The Company expenses software development costs as incurred until technological feasibility is attained, including research and development costs associated with stand-alone software products and software embedded in hardware products. Technological feasibility is attained with the Company has completed the planning, design, and testing phase of development of its software and the software has been determined viable for its intended use, which typically occurs when beta testing commences. The period of time between when beta testing commences and when the software is available for general release to customers has historically been short with immaterial amounts of software development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs to date.

Advertising Expenses

All advertising costs are expensed as incurred. The Company recognized advertising expenses of $0.6 million, $1.0 million and $1.7 million for the year ended January 31, 2014, 2013 and 2012, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (or loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

The Company evaluates uncertain tax positions taken or expected to be taken in the course of preparing an enterprise’s tax return to determine whether the tax positions are more likely than not of being sustained upon challenge by the applicable tax authority. Tax positions with respect to any potential income tax for the Company not deemed to meet the more likely than not threshold would be recorded as a tax expense in the current year.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for each fiscal period presented.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, warrants and convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation expense related to employee stock-based awards on a straight-line basis based on the estimated fair value of the awards as determined on the date of grant. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant, the expected term of the stock option and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock options that are issued to nonemployees based on the estimated fair value of such awards using the Black-Scholes option pricing model. The measurement of stock-based compensation expense for these awards is variable and subject to periodic adjustments to the estimated fair value until the awards vest and the resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

Starting in fiscal 2013, the Company granted restricted stock units (RSUs) to employees. These restricted stock units vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over three to four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change in control transaction or the earlier of (a) 181 days following the completion of an initial public offering or (b) the March 15th of the year following the completion of an initial public offering. RSUs for which the service condition has been satisfied are not forfeited should an employee terminate prior to the liquidity condition being met. Share-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Investment in Privately-held Companies

The Company analyzes equity investments in privately held companies to determine if it should be accounted for under the cost or equity method of accounting based on such factors as the percentage ownership of the voting stock outstanding and our ability to exert significant influence over these companies. For the cost method investments, the Company determines if a decline in fair value is considered to be an other-than-temporary impairment. If a decline in fair value is determined to be other-than-temporary, the Company would recognize an impairment at the lower of cost or fair value. As of January 31, 2014, the net carrying value of the Company’s investment in RiverMeadow Software, Inc. was approximately $3.5 million.

For the year ended January 31, 2014, the Company recorded an impairment on one of its cost-method investments in the amount of $0.7 million, which has been recorded in other income (expense), net in the consolidated statement of operations. There was no impairment recorded for the year ended January 31, 2013 or January 31, 2012.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Product Warranties

The Company generally provides a three-year warranty on all of its products. The Company accrues for potential liability claims as a component of cost of revenue based upon performance of equipment in the Company’s test and support labs, historical data and trends of product reliability and costs of repairing and replacing defective products. The accrued warranty balance is reviewed periodically for adequacy and is included in accrued liabilities in the consolidated balance sheets.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassifications out of accumulated other comprehensive income (AOCI) by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this new guidance on February 1, 2013, and the adoption did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists, which is effective for the periods beginning after December 15, 2013. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on February 1, 2014, and it will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not anticipate that adoption of this new guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

2. Balance Sheet Components

Accounts Receivable

The following table shows the components of accounts receivable, net (in thousands):

	January 31,
	2014	2013
Accounts receivable	$21,055	$22,362
Allowance for doubtful accounts	—	(350)

	$21,055	$22,012

The following table shows a rollforward of our allowance for doubtful accounts for the years ended January 31, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense or Other Accounts	Deductions	Balance at End of Year
Year ended January 31, 2014	$350	$—	$(350)	$—
Year ended January 31, 2013	32	357	(39)	350
Year ended January 31, 2012	69	(34)	(3)	32

Inventory

The following table shows the components of inventory (in thousands):

	January 31,
	2014	2013
Raw materials	$15,326	$4,067
Finished goods	24,327	20,022

	$39,653	$24,089

Included in the components of inventory are reserves of $6.7 million and $5.1 million as of January 31, 2014 and 2013, respectively. In December 2013, the Company decided to pursue strategic alternatives for its PCIe card business and to stop selling its PCIe cards. In light of this decision, the Company recorded a PCIe card inventory provision of $9.2 million. This provision resulted in an increase in inventory reserves of $3.4 million and an increase in accrued liabilities of $5.8 million for non-cancellable purchase orders related to PCIe card components. For the year ended January 31, 2014, the Company also recorded a provision for excess inventory of $1.8 million of which $1.2 million was recorded in the fourth quarter of that year.

Property and Equipment

The following table shows the components of property and equipment (in thousands):

	January 31,
	2014	2013
Laboratory equipment	$22,854	$20,588
Computer hardware and software	11,440	7,620
Office furniture	305	219
Leasehold improvements	310	676

	34,909	29,103
Less: accumulated depreciation	(21,256)	(16,005)

	$13,653	$13,098

Depreciation expense (including amortization of leasehold improvements) was $12.6 million, $9.0 million and $5.1 million for fiscal 2014, 2013 and 2012, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	January 31,
	2014	2013
Compensation and benefits	$9,049	$6,915
Customer advance from Toshiba (Note 10)	6,875	—
Purchase commitments	6,661	—
Restructuring and transition charges	3,248	—
Professional fees	4,602	2,855
Warranty	1,223	994
Other	5,657	4,369

	$37,315	$15,133

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	Year Ended January 31,
	2014	2013	2012
Balance, beginning of year	$994	$915	$219
Additions	1,663	587	996
Settlements	(1,434)	(508)	(300)

Balance, end of year	$1,223	$994	$915

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss were as follows (in thousands):

	January 31,
	2014	2013
Accumulated net unrealized gain on short-term investments	$11	$—
Accumulated foreign currency translation adjustments	111	81

	$122	$81

Reclassification adjustments were not significant during each of the years ended January 31, 2014 and 2013, respectively.

3. Fair Value Measurements

The following table presents, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,229	$—	$—	$15,229
Commercial paper	—	11,099	—	11,099
Municipal obligations	—	4,601	—	4,601

Total cash equivalents	15,229	15,700	—	30,929
Short term investments:			—
Corporate debt securities	—	8,135	—	8,135
U.S. government and agency obligations	—	29,132	—	29,132
Municipal obligations	—	13,841	—	13,841
Commercial paper	—	7,998	—	7,998

Total short term investments	—	59,106	—	59,106

	$15,229	$74,806	$—	$90,035

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

No financial assets and liabilities measured at fair value on a recurring basis were held by the Company as of January 31, 2013. There have been no transfers between Level 1 and 2 during fiscal 2014.

No assets or liabilities measured at fair value on a nonrecurring basis were held by the Company as of January 31, 2014 or 2013.

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

4. Investments

Short term investments as of January 31, 2014 consist of U.S. corporate debt securities, U.S. government and municipal debt, agency obligations and commercial paper. No investments were held as of January 31, 2013.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated comprehensive loss. Realized gains or losses are recorded based on the specific identification method. During the year ended January 31, 2014, the Company’s realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below (in thousands):

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimate Fair Value
Corporate debt securities	$8,134	$4	$(3)	$8,135
U.S. government and agency obligations	29,130	5	(3)	29,132
Municipal obligations	13,833	8	—	13,841
Commercial paper	7,998	—	—	7,998

	$59,095	$17	$(6)	$59,106

The amortized cost and fair value of investments held as of January 31, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$47,707	$47,712
Due within one to two years	11,388	11,394

	$59,095	$59,106

5. Stockholders’ Equity

Initial Public Offering

On October 2, 2013, the Company closed its IPO of 18,000,000 shares of common stock. The public offering price of the shares sold in the IPO was $9.00 per share. The total gross proceeds were $162 million. After deducting underwriting discounts and commissions and IPO expenses, the aggregate net proceeds totaled $145.8 million.

Convertible Preferred Stock

Upon the closing of the Company’s IPO, all shares of our then-outstanding convertible preferred stock, as shown on the table below, automatically converted into an aggregate of 47.7 million shares of its common stock. The following table summarizes the convertible preferred stock authorized, issued and outstanding, and the rights and preferences of the respective series immediately prior to the conversion into common stock (in thousands, except per share data):

	Shares		Liquidation Preference Per Share	Dividend Per Share Per Annum	Conversion Ratio Per Share
	Authorized	Issued and Outstanding
Series 1	8,797	8,796	1.28	$0.068	0.500000
Series A	35,357	35,357	0.90	0.048	0.500000
Series B	18,265	18,264	3.00	0.160	0.500000
Series C	13,525	13,525	6.00	0.320	0.500000
Series D	35,056	19,203	8.75	0.560	0.508499

	111,000	95,145

Common Stock

The Company is authorized to issue 1 billion shares of common stock at a par value of $0.0001 per share. As of January 31, 2014 and 2013, the Company had 83.1 million and 15.6 million shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company.

Warrants

During the second quarter of fiscal 2014, the Company issued warrants to purchase 131,875 shares of Series D convertible preferred stock at $6.00 per share. These warrants were issued to TriplePoint in conjunction with the TriplePoint debt facility and to several investors in conjunction with the Company’s sale of convertible notes. In conjunction with the Company’s IPO, the warrants converted to warrants to purchase 84,278 shares of common stock at $11.80 per share. The warrants will expire during the second quarter of fiscal year ended January 31, 2018.

6. Equity Award and Employee Compensation Plans

2005 Stock Plan

Under the Company’s 2005 Stock Plan (the “2005 Plan”), the Company may directly sell or award restricted shares and grant options to employees, directors and consultants. Under the 2005 Plan, the share awards and options are to be granted at prices no less than the estimated fair value at the date of grant. These share awards and options generally expire ten years from the date of grant. Such share awards and options generally vest ratably over three to four years. The 2005 Plan expired October 2, 2013 upon closing of the Company’s IPO and was replaced by the 2012 Stock Incentive Plan.

2012 Stock Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Stock Incentive Plan (the “2012 Stock Plan”) as the successor plan to the 2005 Stock Plan effective at the completion of the Company’s IPO. Unexercised options under the 2005 Plan that cancel due to a grantee’s termination may be reissued under the 2012 Stock Plan. Under the 2012 Stock Plan, stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 100% of the fair value on the date of grant. These share awards and options generally expire seven years from the date of grant. Such share awards and options generally vest ratably over four years. The 2012 Stock Plan will expire in 2022.

Stock Options

Shares authorized under the 2012 Plan include 14,956,544 shares subject to outstanding awards and shares subject to vesting restrictions under the Company’s 2005 Plan and 7,500,000 shares which were authorized under the 2012 Plan. The reserve will automatically increase on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount determined by the Board of Directors. The 2012 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time.

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balances, January 31, 2011	24	2,621	$0.14	9.82	$1
Additional shares authorized	8,000
Options granted	(5,596)	5,596	1.28
Options exercised	—	(1,009)	0.68
Options forfeited	147	(147)	0.66
Repurchase of shares	19	—	—

Balances, January 31, 2012	2,594	7,061	0.94	9.29	$12,792
Additional shares authorized	10,020
RSUs granted	(9,018)	—	—
Options exercised	—	(353)	0.72
Options forfeited	641	(641)	1.08
RSUs forfeited	555	—	—
Repurchase of shares	66	—	0.20

Balances, January 31, 2013	4,858	6,067	0.94	8.31	42,096
Additional shares authorized	7,500
RSUs granted	(10,496)	—	—
Recovery of shares from net settlement	39	—	—
RSUs cancelled/forfeited	3,632	—	—
Options granted	(1,320)	1,320	5.00
Options exercised		(1,008)	0.61
Options forfeited	1,149	(1,149)	2.13
Repurchase of shares	97	—

Balances, January 31, 2014	5,459	5,230	$1.43	7.23	$19,770

Options vested and expected to vest – January 31, 2014		4,971	$1.35	7.24	$18,792
Options exercisable – January 31, 2014		4,160	$0.98	7.31	$15,726

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The weighted average grant date fair value of options granted during the year ended January 31, 2014 was $2.15 per share. The total intrinsic value of options exercised during the year ended January 31, 2014 was $5.6 million.

The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at January 31, 2014 (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Weighted-Average Exercise Price ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable
0.002	60	5.48	60
0.14	1,244	6.87	1,244
0.5	205	7.26	194
1.42	2,865	7.56	2,657
3.42 - 3.85	851	6.79	—
7.48	5	9.09	5

	5,230		4,160

Restricted Stock Units

The Company’s outstanding restricted stock units under the 2005 Stock Plan, or RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over three to four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change in control transaction or the earlier of (a) 181 days following the completion of an initial public offering or (b) the March 15th of the year following the completion of an initial public offering. RSUs for which the service condition has been satisfied were not forfeited in the event that an employee terminates prior to the liquidity condition being met. Share-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period.

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2012 (2)	—	$—	$—
RSUs granted	9,018	6.20
RSUs cancelled/forfeited	(555)	4.88

Balance, January 31, 2013	8,463	6.52	63,469
RSUs granted	10,496	6.35
RSUs vested	(250)	6.87
RSUs cancelled/forfeited	(3,632)	7.46

Balance, January 31, 2014	15,077	$6.09	$56,990

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	No RSUs were granted prior to January 31, 2012.

The aggregate intrinsic value of RSUs that vested during the year ended January 31, 2014, amounted to $1.5 million.

Non-employee Stock Options and Awards

During the years ended January 31, 2014, 2013 and 2012, the Company granted stock options to purchase 5,000, 0, and 290,500 shares, respectively, to non-employees. The Company granted 6,000 and 177,500 restricted stock units to non-employees in fiscal 2014 and 2013, respectively. No restricted shares of common stock were granted to non-employees in fiscal 2012.

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

Employee 401(k) Plan

The Company sponsors the Violin Memory, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.

Employees may elect to contribute up to 90% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company does not currently match employee contributions.

7. Stock-Based Compensation

The Company records stock-based compensation expense related to employee stock-based awards on a straight-line basis based on the estimated fair value of the awards as determined on the date of grant. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options. The Black-Scholes model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant, the expected term of the stock option and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock options that are issued to nonemployees based on the estimated fair value of such awards using the Black-Scholes option pricing model. The measurement of stock-based compensation expense for these awards is variable and subject to periodic adjustments to the estimated fair value until the awards vest and the resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

As of January 31, 2014, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $38.9 million. The Company expects to amortize $17.3 million in fiscal 2015, $13.9 million in fiscal 2016, $6.5 million in fiscal 2017 and $1.2 million in fiscal 2018. Capitalized stock-based compensation expense was not material for any period presented.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options and purchase rights under the ESPP. This model requires the input of highly subjective assumptions included the expected term of the option, expected stock price volatility, dividend yield and risk-free interest rate. The Company used the following assumptions:

The Company used the following assumptions for its employee and non-employee option and ESPP grants:

Year Ended January 31,
Employee stock options	2014	2013 (1)	2012
Expected life of options (in years)	3.5 - 4.6	—	5.5 - 6.3
Expected volatility	45% - 50%	—	67% - 73%
Risk-free interest rate	0.9% - 1.5%	—	1% -3%
Dividend yield	— %	—	— %

	Year Ended January 31,
Non-employee stock options	2014	2013 (1)	2012
Expected life of options (in years)	7.75 - 9.0	—	10
Expected volatility	50%	—	69% - 73%
Risk-free interest rate	2.35% - 2.53%	—	1.8% - 2.1%
Dividend yield	— %	—	— %

(1)	No stock options were granted during fiscal 2013.

Stock based compensation associated with non-employee awards was approximately $0.8 million, $2.5 million and $0.2 million for fiscal 2014, 2013 and 2012, respectively.

Employee stock purchase plan	Year Ended January 31, 2014
Expected life (in years)	2.18
Expected volatility	45.6%
Risk-free interest rate	0.12%
Dividend yield	—%

During the year ended January 31, 2014, the Company recognized stock based compensation associated with its ESPP plan of $0.4 million.

Award Modification and Accelerations

During fiscal 2014, the Company modified 225,000 options issued to a non-employee, accelerating the vesting of the award. The Company recognized a charge of $2.0 million within general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2014 relating to this modification.

In January 2014, as part of its retention program, the Company repriced approximately 377,000 stock options originally granted to 51 non-executive employees in September and November 2013 at exercise prices ranging from $5.97 to $8.82 per share to $3.49 per share, the fair market value of the Company’s common stock as of the date of the modification. The incremental compensation charged recognized in FY2014 for these awards was not significant. Total incremental charge relating to this modification, approximately $0.3 million, net of forfeitures, will be recognized using the straight-line attribution method over the remaining service period.

During the fourth quarter of fiscal 2014, as result of the Company’s strategic restructuring initiatives, the Company accelerated the vesting of certain stock options and RSU awards as result of the termination of certain former executives of the Company. Under the terms of the former employees’ executed employment agreements, accelerated vesting of certain awards was granted in the event of involuntary termination which was not ‘for cause’, as defined in such agreements. As a result, the Company recognized incremental charges relating to equity awards impacted by such accelerations of approximately $14.6 million in the consolidated statement of operations for the year ended January 31, 2014. Given that the acceleration was contemplated in the original employment agreements of these employees, modification accounting was not required.

8. Income Taxes

The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
United States	$(150,146)	$(109,311)	$(44,778)
Foreign	413	306	—

Total	$(149,733)	$(109,005)	$(44,778)

The Company’s tax provision for the years ended January 31, 2014, 2013 and 2012 consists of state taxes. Income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to pretax loss for the years ended January 31, 2014, 2013 and 2012, respectively, as result of the following (in thousands):

	Year Ended January 31,
	2014	2013	2012
Federal tax at statutory rate	$(52,406)	$(37,021)	$(15,225)
Loss not being benefited	55,506	37,320	14,677
State taxes	11	6	5
Nondeductible expenses	470	1,559	185
Nondeductible interest on convertible notes	(1,751)	10	997
Research credits	(1,754)	(1,777)	(632)

	$76	$97	$7

The tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2014	2013
Accrual and reserve	$5,516	$3,094
Stock-based compensation	18,031	5,252
Inventory valuations	3,854	2,494
Net operating loss carryforwards	56,529	34,861
Tax credits and other	7,755	4,688
Depreciation and amortization	39,700	22,807

Gross deferred tax assets	131,385	73,196
Valuation allowance	(131,385)	(73,196)

Net deferred tax assets (liabilities)	$—	$—

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $131.4 million as of January 31, 2014. The net change in the total valuation allowance for the year ended January 31, 2014 was an increase of $58.2 million.

As of January 31, 2014, the Company had approximately $150.5 million and $65.8 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2026 and 2014, respectively. The Company also has Federal and State research and development tax credit carryforwards of approximately $6.4 million and $7.1 million, respectively. The Federal tax credits will expire at various dates beginning in the year 2030 unless previously utilized. The State tax credits do not expire and will carry forward indefinitely until utilized.

Utilization of the net operating loss carry forwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

	January 31,
	2014	2013	2012
Gross unrecognized tax benefits-beginning of year	$2,444	$932	$367
Net decreases related to prior year tax positions	(122)	(106)	—
Increases related to current year tax positions	1,726	1,618	565

Gross unrecognized tax benefits-end of year	$4,048	$2,444	$932

None of the unrecognized tax benefits would have a net impact to income tax expense if subsequently recognized since the recognition of such benefits would result in a corresponding increase to the Company’s valuation allowance.

Income taxes payable of $115,000 and $62,000 are included within accrued liabilities in the Company’s consolidated balance sheets as and January 31, 2014 and 2013, respectively.

The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits.

The Company is subject to taxation in the United States and in California and New Jersey among other states, and in certain foreign jurisdictions. As of January 31, 2014, the Company’s federal and state returns for the years ended 2005 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

9. Commitments and Contingencies

Litigation

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. We filed a response to the amended complaint on October 2, 2013, and again denied the allegations. The parties have agreed to hold discovery in abeyance pending mediation. Trial in the matter is scheduled for July 2014.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The complaints purport to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO or purchased in the market through November 21, 2013, and seek damages in an unspecified amount and other relief. The Company intends to defend itself vigorously.

The four complaints have been consolidated into a single, putative class action, and lead co-plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The court ordered briefing schedule on the defendants’ motion to dismiss contemplates that briefing will be completed by May 23, 2014.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, it is alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The court has approved a stipulation among the parties to stay the derivative action pending resolution of the motion to dismiss the complaint in the putative class action. The Company intends to defend itself vigorously.

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2014 and 2013.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Rent expense related to operating leases was $2.5 million, $2.0 million and $1.0 million for the years ended January 31, 2014, 2013 and 2014, respectively. Future minimum lease payments under the Company’s operating leases as of January 31, 2014, are as follows (in thousands):

Years ending January 31:
2015	$2,196
2016	3,624
2017	3,479
2018	294

$9,593

Purchase Commitments

The Company depends entirely upon contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for the materials when received and services once they are completed. As of January 31, 2014, the Company had approximately $8.7 million of outstanding purchase commitments to such contract manufacturer and other vendors.

In July 2013, the Company entered into an OEM agreement with a software vendor, which obligates the Company to pay up to an aggregate of $12.0 million, upon the software vendor meeting certain delivery milestones through December 2014. As of January 31, 2014, the remaining purchase commitment totaled $6.0 million.

In July 2012, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. The Company made the first commercial shipment in April 2013 and began paying royalties. As of January 31, 2014, the remaining purchase commitment was $4.0 million.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team. As part of this agreement, the Company will receive advertising and related benefits at the stadium under construction in Santa Clara, California from 2014 through 2023. The Company is committed to make payments to the Team of $4.0 million per year beginning in fiscal 2015 and for nine years thereafter.

10. Related Party Transactions

Toshiba

As of January 31, 2014, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock or 11% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba.

In connection with the Series D financing, the Company issued a warrant to Toshiba whereby, at Toshiba’s election, our obligation to pay the past due amounts, if any, owed for goods purchased through the above Sales Agreement, would be satisfied through the issuance of shares of Series D convertible preferred stock at an exercise price of $0.01 per share, the amount of which would be determined by the unpaid past due amount divided by the stock valuation price. The warrants terminated immediately prior to the closing of the Company’s public offering, and no shares of Series D convertible preferred stock were issued pursuant to this warrant. Our Sales Agreement with Toshiba expires in June 2014 and will automatically renew for successive one-year periods unless terminated by either party.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company applied ASC 605-25 to identify the deliverables. The Company concluded that the deliverables are development services, sample PCIe cards and support services for the sample PCIe cards. The Company recognized $6.0 million of revenue related to development of PCIe cards and $3.1 million of revenue related to sample products during fiscal 2014 as determined on a relative fair value basis.

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

Management also considered whether the current development agreement and the potential OEM Supply and Manufacturing License Agreement that was not executed as of January 31, 2014 should be considered one arrangement for accounting purposes. The Company determined that any potential deliverables that might be included in the OEM Supply and Manufacturing License Agreement are contingent deliverables that are dependent upon the successful development and completion of the PCIe cards under the current development agreement for which there is substantial uncertainty. The Company will retain all intellectual property under the current development agreement and will negotiate the terms of supply or license arrangements on an arms-length basis. Therefore, the Company determined that the OEM Supply and Manufacturing License Agreement and the current development agreement are two separate arrangements for accounting purposes.

The Company has determined that development services, sample PCIe cards and support service for the sample PCIe cards each represent a separate unit of accounting as each can be sold separately and have standalone value. Revenue allocated to development services are recognized upon acceptance of each milestone by Toshiba on a relative fair value basis to the extent that it is not contingent and not otherwise refundable. Revenue allocated to sample PCIe cards is recognized upon delivery and amounts allocated to support services for the sample PCIe cards are recognized over the term of the support period, which is generally one year. Any incremental research and development expense related to this arrangement is recognized as cost of services. During the fiscal 2014, the Company recognized incremental cost of services of $1.0 million.

As a result of the Company’s decision to pursue strategic alternatives of the PCIe card business (see Note 11), including a possible sale, it is unclear if Toshiba will accept the remaining milestones and PCIe products under this contract. As such, the Company may not recognize any additional revenue after January 31, 2014. Given this uncertainty and that the contract provides a refund for undelivered elements, the remaining contract value of $6.9 million has been reclassified from deferred revenue to accrued liabilities on the accompanying consolidated balance sheet as of January 31, 2014.

In addition to the development agreement, the Company recognized revenue of $4.0 million, $3.6 million and $0 million related to the sale of Flash Memory Arrays and services to Toshiba during fiscal 2014, 2013 and 2012, respectively.

The Company purchased $38.2 million, $27.5 million and $28.6 million of NAND flash memory from Toshiba during fiscal 2014, 2013 and 2012, respectively.

RiverMeadow Software, Inc.

In August 2012, the Company purchased 866,325 shares of Series A-1 convertible preferred stock of RiverMeadow Software, Inc., or RiverMeadow, for consideration of $3.0 million representing 9% of the outstanding stock of RiverMeadow. During fiscal 2013, we had product sales to RiverMeadow of $1.4 million. In September 2013, the Company purchased 118,204 shares of Series B convertible preferred stock for consideration of $0.5 million. Mr. Rosenblatt, a former member of our board of directors, serves as a member of the Board of Directors of RiverMeadow, and Mr. Newman serves as the Chairman of the Board of RiverMeadow. From April 2012 to August 2013, Mr. Basile served as a director of RiverMeadow. Mr. Newman and his affiliated entities provide services to RiverMeadow. As of March 31, 2014, Messrs. Basile, Newman and Rosenblatt through their affiliates are also investors in RiverMeadow and collectively with us owned approximately 19% of the outstanding stock of RiverMeadow on a fully diluted basis. As of January 31, 2014, the net book value of the Company’s investment in RiverMeadow was approximately $3.5 million.

11. Restructuring and Transition Charges

During the fourth quarter of fiscal 2014, the Company initiated a restructuring plan focused on accelerating growth and increasing operating leverage, including a reorganization of its sales, marketing and engineering functions in order to better focus on the core segments of the flash-based storage market and improve operating and financial efficiency. In connection with the Company’s restructuring activities and decision to focus on its core Flash Memory Array market, the Company also decided to evaluate strategic alternatives for its PCIe Flash Memory Card product line and engaged an investment banker.

The Company’s restructuring and transition charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments, payments for pro-rata share of earned incentive pay and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not utilized over the remaining lease term. Other related charges primarily consist of write-off of purchased software, which will not be utilized and consulting charges associated with global reorganization of the Company. As of January 31, 2014, total cost incurred to date was $4.9 million, primarily relating to severance and benefits.

	January 31, 2013	Expenses /Charges	Cash Payments	Other Adjustments	January 31, 2014
Severance and related expenses	$—	$2,728	$(357)	$—	$2,371
Excess facility charges	—	511	—	—	511
Impairment of assets	—	1,231	—	(1,231)	—
Other restructing expenses	—	399	(33)	—	366

	$—	$4,869	$(390)	$(1,231)	$3,248

12. Segment Information

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

	Year Ended January 31,
Revenue:	2014	2013	2012
Americas:
United States	$66,502	$56,229	$34,808
Other Americas	425	543	181

	66,927	56,772	34,989

Europe:
Poland	33	—	12,923
United Kingdom	7,491	5,270	1,125
Other Europe	8,970	4,356	475

	16,494	9,626	14,523

Asia Pacific:	24,235	7,400	4,376

	$107,656	$73,798	$53,888

	January 31,
Property and Equipment:	2014	2013

United States	$13,232	$12,426
Europe	415	672
Asia Pacific	6	—

	$13,653	$13,098

13. Net Loss Per Share

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

	Year Ended January 31,
	2014	2013	2012
Numerator:
Net loss	$(149,809)	$(109,102)	$(44,785)

Denominator:
Weighted average common shares outstanding	38,804	15,443	14,856
Less: Weighted average unvested common shares subject to repurchase	213	1,819	5,460

Weighted average shares used to compute net loss per share of common stock, basic and diluted	38,591	13,624	9,396

Net loss per share of common stock, basic and diluted	$(3.88)	$(8.01)	$(4.77)

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

	Year Ended January 31,
	2014	2013	2012
Convertible preferred stock (on an as converted basis)	—	45,858	37,971
Common stock subject to repurchase	70	356	3,376
Warrants related to common stock	84	—	—
Shares subject to outstanding common stock options and restricted stock units	20,307	14,529	7,061

	20,461	60,743	48,408

14. Debt Facility, Line of Credit and Convertible Notes

Debt Facility

During May 2013, the Company entered into a $50 million debt arrangement with TriplePoint Capital LLC, or TriplePoint. The facility has first secured interest in substantially all of the Company’s assets and intellectual property other than $7.5 million of accounts receivable. The Company has one year to utilize the facility, which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.00% to 13.50%. In addition, the loans have an end-of-term payment, ranging from 0.50% to 14.00% of the principal amount depending on the duration of the loan. As of January 31, 2014, the Company has repaid all amounts outstanding on this facility.

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

The debt agreement with TriplePoint allows TriplePoint to declare an event of default if, in the determination and explicit discretion of the lender, the Company experiences a material adverse change to its business. Under this debt facility, a material adverse change means: a material adverse effect on the Company’s business, operations, properties, assets or financial condition; a material adverse effect on the Company’s ability to perform its obligations under the terms of the debt facility agreement; or a material adverse effect on the assets that the Company used to secure its obligations under the debt facility or TriplePoint’s ability to enforce its security rights in those assets. In the event the lender declares an event of default, all amounts outstanding under this facility would become immediately due and payable and further advances under the facility would not be available. As of January 31, 2014, the Company was not in default on its debt facility with TriplePoint.

As of January 31, 2014, the Company believes this facility was available. However, there can be no assurances that the funds will be available in the future or at the amount requested.

Line of Credit

As of January 31, 2014, the Company had no amounts outstanding on its line of credit. The Company can borrow up to 80% of its current U.S.-based receivables, or $7.5 million, whichever is lower. The line is secured against the Company’s accounts receivable and collections thereof as well as its intellectual property. The line has a term of two years and bears the interest rate of prime plus 1% (4.25% as of January 31, 2014).

Convertible Notes

In fiscal 2014, the Company issued and sold convertible promissory notes for an aggregate amount of $5.2 million pursuant to a note and warrant purchase agreement. The notes had an interest rate of 10%. The outstanding principal and accrued interest converted, upon completion of the IPO, into Company’s common stock at $9.00 per share.

The Company also issued $8.7 million and $0.7 million in notes payable (the “Notes”) during the years ended January 31, 2013 and 2012, respectively, which were convertible into preferred stock upon completion of each round of equity financing. The Notes matured, unless earlier converted into shares of preferred stock, on demand by the holders of the Notes at any time after the earlier of: (i) one year from the issuance of the Notes, (ii) an acquisition of the Company or (iii) the disposition of all the assets of the Company. The Series 1, A and B Notes bore 8% interest, and the Series D Notes bore 6% interest per annum.

The following table is a reconciliation of the changes in the Company’s aggregate convertible notes payable liability (in thousands, except for per share data):

	Notes Value	Shares	Conversion Price per Share
Balance at January 31, 2011	$14,045
Issued	682
Accrued interest	6
Converted into Series B convertible preferred stock	(14,045)	8261	1.70

Balance at January 31, 2012	688
Issued	8,698
Accrued interest	29
Converted into Series D convertible preferred stock	(9,415)	1569	6.00

Balance at January 31, 2013	—
Issued	5,165
Accrued interest	43
Converted into common stock	(5,203)	585	9.00

Balance at January 31, 2014	$—

On January 31, 2011, the Board of Directors and note holders approved a change to the conversion rate of the Series B convertible notes whereby the conversion rate of the Series B convertible notes was changed to $1.70. Under the original terms of the Series B convertible notes, the conversion rate was to be equal to the issuance price of the shares sold in a next equity financing; hence, absent the change the Board approved, the Series B convertible notes would have been converted at the $2.00 issuance price of the Series B convertible preferred stock. In accordance with ASC 470-50-40-10, “Debt Modification and Extinguishment,” the modification of the conversion prices resulted in the fair value of the preferred stock received being more than 10 percent of the carrying amount of the original notes. As a result, the modification has been treated as a debt extinguishment of the convertible notes. Accordingly, the Company calculated the extinguishment loss by comparing the carrying amount of the convertible notes to the fair value of the notes at the date of debt extinguishment and recognized $2.9 million in extinguishment loss in fiscal 2012.

15. Subsequent Events

Restructuring Plan

In February 2014, the Company announced a strategic restructuring (the Plan) to accelerate growth and increase operating leverage within the organization. The Plan includes a global reorganization of its sales, marketing and engineering functions designed to sharpen the Company’s focus on core segments of the flash-based storage market, drive greater efficiency and grow revenues by strengthening engagement of indirect channels. As part of the Plan, the Company also announced its plan to review strategic alternatives for its PCIe flash memory card business to focus on markets where the Company has proven technology leadership and significant growth opportunities. The Company anticipates it will complete the review process and take any related actions by the end of the first quarter of fiscal 2015. Once the Plan is complete, the Company expects headcount to be less than 350 employees.

Settlement of RSUs

In March 2014, restricted stock units totaling 2.3 million shares for which the service condition was satisfied vested upon satisfaction of the liquidity condition. Under net settlement procedures applicable to the March 15, 2014 vesting date, RSUs totaling approximately 0.8 million shares were withheld to cover the required withholding of income taxes. The value of the RSUs was based on the closing stock price on the applicable settlement date. The Company utilized approximately $3.7 million to cover the related withholding tax obligations of its employees.

Borrowing

In March 2014, the Company borrowed $7.5 million on its line of credit agreement with Comerica Bank.

Settlement Agreement with Company’s Former Chief Executive Officer

In April 2014, the Company entered into a Settlement Agreement and Release with Dr. Donald G. Basile, the Company’s former chief executive officer and a former member of the Company’s board of directors to resolve claims that arose with respect to Dr. Basile’s rights to severance payments, restricted stock units (“RSUs”) and other matters under the terms of the employment agreement between Dr. Basile and the Company dated May 3, 2012. Pursuant to the settlement agreement and consistent with his employment agreement, Dr. Basile will receive (i) 248,649 shares of common stock in lieu of cash severance of $920,000, (ii) 1,250,000 RSUs that had vested prior to his termination, (iii) 1,625,000 RSUs previously granted to him during his tenure with the Company and which vesting was accelerated and (iii) 18 months of benefits coverage under COBRA.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II. Item 9B. Other Information

Settlement Agreement and Release with the Company’s Dr. Donald G. Basile, the Company’s former Chief Executive Officer:

Effective as of April 12, 2014, we entered into a Settlement Agreement and Release with Dr. Donald G. Basile, our former chief executive officer and a former member of our board of directors (the “Settlement Agreement”) to resolve claims that arose with respect to Dr. Basile’s rights to severance payments, restricted stock units (“RSUs”) and other matters under the terms of the Employment Agreement between Dr. Basile and the Company dated May 3, 2012 (the “Employment Agreement”).

Pursuant to the terms of the Settlement Agreement, we agreed to pay or provide to Dr. Basile the following:

As severance, pursuant to the Employment Agreement, 248,649 shares of our common stock which were determined, in accordance with the terms and conditions of the Settlement Agreement, to be equal in value to $920,000 as of the Effective Date of the Settlement Agreement (as that term is defined in the Settlement Agreement);

1,250,000 RSUs, which previously were granted to Dr. Basile that had vested prior to his termination and will be delivered and settled in accordance with the terms and conditions of the Settlement Agreement;

1,625,000 RSUs previously granted to him during his tenure with us whose vesting was accelerated; and

Eighteen months of coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) in accordance with the terms and conditions of the Settlement Agreement.

In addition, Dr. Basile and the Company agreed that 1,424,485 options to purchase our common stock that previously were granted to Dr. Basile are, pursuant to the terms and conditions of the Employment Agreement, currently vested and exercisable.

Dr. Basile agreed, among other things:

To release the Company and its officers and directors from all claims arising out of the Employment Agreement;

To cooperate, in accordance with the terms and conditions of the Settlement Agreement, in certain matters; and

With respect to our next election of directors, to vote any shares of our common stock that he holds in accordance with the recommendations of our board of directors.

The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is filed as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated by reference herein.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our executive officers and directors and their ages as of April 15, 2014 are as set forth below:

Name	Age	Position
Kevin A. DeNuccio	54	President, Chief Executive Officer and Director
Cory J. Sindelar	45	Chief Financial Officer
Thomas G. Mitchell	55	Senior Vice President, Global Field Operations
John A. Kapitula	65	Senior Vice President, Operations
Howard A. Bain III	68	Chairman of the Board
Cheemin Bo-Linn	60	Director
Lawrence J. Lang	49	Director
Vivekanand Mahadevan	60	Director
Jeffrey J. Newman	56	Director
Richard N. Nottenburg	60	Director
David B. Walrod	48	Director

Kevin A. DeNuccio is our President and Chief Executive Officer and has served as a member of our board of directors since February 2014. Previously, he served as Chief Executive Officer of Metaswitch Networks Ltd., a telecommunications hardware and software company, from February 2010 until June 2012. He remained a member of the Metaswitch Networks’ board of directors until joining us. Mr. DeNuccio served as President and Chief Executive Officer of Redback Networks Inc., a provider of edge routers, from August 2001 until its acquisition by Ericsson in January 2007 after emerging from bankruptcy in 2004. From 1995 to 2001, he held a number of executive positions at Cisco Systems, including senior vice president of worldwide service provider operations. Prior to joining Cisco, Mr. DeNuccio was President and CEO of Bell Atlantic Network Integration, a wholly owned subsidiary of Bell Atlantic (now Verizon Communications). He has also held senior management positions at both Unisys Corporation and Wang Laboratories network integration and worldwide channel partner businesses. Mr. DeNuccio previously served on numerous public and private boards of directors including Redback Networks, JDS Uniphase Corporation, KPMG consulting (BearingPoint), Netpliance (TippingPoint), Salesnet and SanDisk. He currently serves on the board of directors of Calix, GrndCntrl, SevOne, and Northeastern University. He earned a master’s degree in business administration from Columbia University and a bachelor’s degree in Finance from Northeastern University. Our board of directors has concluded that Mr. DeNuccio should serve on our board due to his outstanding track record within the technology industry, wealth of industry experience and the perspective and experience he brings as our President and Chief Executive Officer.

Cory J. Sindelar has served as our Chief Financial Officer since December 2011. Prior to joining us, Mr. Sindelar served as the Chief Financial Officer from March 2011 to December 2011 and as a Consultant from December 2010 to March 2011 of Kilopass Technology, Inc., a memory semiconductor company. He also previously served as Chief Financial Officer of Ikanos Communications, Inc., a semiconductor and software provider, from September 2006 to July 2011. From 2003 to 2006, Mr. Sindelar held various finance positions at EMC Corporation. From 2000 to 2003, Mr. Sindelar was Vice President, Corporate Controller and Principle Accounting Officer at Legato Systems, Inc., which was acquired by EMC. Mr. Sindelar holds a B.S. in Business Administration from Georgetown University.

Thomas G. Mitchell has served as our Senior Vice President of Global Field Operations since February 2014. Prior to joining the Company, and beginning in 2010, Mr. Mitchell was employed by Avaya Inc., a global provider of next-generation business collaboration and communications solutions. Mr. Mitchell held a number of positions at Avaya and, most recently, served as Senior Vice President, Avaya Global Sales, and led Avaya’s worldwide sales organization, including its sales force and channel organization. Prior to joining Avaya in 2010, Mr. Mitchell was a technology consultant for more than six years and specialized in developing and refining strategies in the information technology marketplace for clients ranging from small companies to established multinational corporations with large product and service revenue streams. From 1993 to 2002, Mr. Mitchell was Senior Vice President at Cisco Systems Inc., a provider of networks and technology architecture, and was in charge of Cisco’s channel sales and marketing, telesales, field sales engineering and channel services sales organizations. From 1984 to 1993, Mr. Mitchell was employed by Motorola ISG, a global provider of network communications equipment in a number of positions in Motorola’s sales and marketing organization. Mr. Mitchell earned a B.A. in Marketing from Northern Colorado University.

John A. Kapitula has served as our Senior Vice President of Operations since December 2011 and as our Chief Financial Officer from March 2009 to December 2011. Previously, Mr. Kapitula served as Vice President of Finance at Vehix, Inc., an automotive shopping and research website operator, from May 2006 to March 2009. Mr. Kapitula holds a M.B.A. from the Tuck School of Business at Dartmouth and an A.B. in Economics from Bowdoin College.

Howard A. Bain III has served as a member of our board of directors since October 2012 and as the Chairman of the board of directors since August 2013. From December 2013 to February 2014, Mr. Bain served as our interim Chief Executive Officer. Since 2004, Mr. Bain has been an independent consultant in all aspects of corporate finance. Mr. Bain has served as Chief Financial Officer at several public companies including: Portal Software, Inc. from 2001 to 2004, Vicinity Corporation in 2000, Informix Corporation from 1999 to 2000, and Symantec Corporation from 1997 to 1999 and Vice President Finance from 1991 to 1996. Prior to that, he served as a Senior Audit Supervisor at Arthur Andersen LLP, where he was a certified public accountant. He is also a Governance Fellow with the National Association of Corporate Directors. Mr. Bain has served on the board of directors of Nanometrics, Inc. since April 2008, Learning Tree International, Inc. since 2001, as well as Nok Nok Labs, Inc. a private venture capital financed company. Mr. Bain holds a B.S. in Business Administration from California Polytechnic University. Our board of directors has concluded that Mr. Bain should serve on our board because of his significant board experience, financial and operational expertise, including his experience as Chief Financial Officer at several public companies, as well as his experience in various technology companies in the areas of semiconductor devices and manufacturing equipment, laser-based large screen projection systems, and computer disk drives.

Dr. Cheemin Bo-Linn has served as a member of our board of directors since December 2013. Dr. Bo-Linn is the President of Peritus Partners, an international consulting group focused on leading companies to the next level of growth and increasing business valuation. Previously, Dr. Bo-Linn has held executive officer management roles with NetLine Corporation and Vice President of IBM Corporation, and has substantial financial experience. She presently serves as an advisory board member for SpeedTrack, Inc. and WITI (Women in Technology International) and has previously held board positions with the Association of Corporate Growth (ACG Silicon Valley), the American Electronics Association and private companies. Cheemin Bo-Linn holds a Doctorate of Education focused on “Management Information Systems and Organizational Change” from the University of Houston. The board has concluded that Dr. Bo-Linn should serve on our Board because of her executive management roles, her financial experience, her software, storage and digital media expertise and her experience as a consultant to a significant number of international companies.

Lawrence J. Lang has served as a member of the board of directors since May 2010. From September 2010 to November 2013, Mr. Lang has served as President and Chief Executive Officer of QuorumLabs, Inc., a company which provides high availability and disaster recovery computing products and services. He previously served as Vice President and General Manager of the Services and Mobility Business Unit of Cisco Systems, Inc. from December 2001 to November 2009. Mr. Lang served on the board of directors of Infineta Systems, Inc., a provider of inter-datacenter, wide-area network optimization solutions, from May 2012 until its sale to Riverbed Networks, Inc. in February 2013. He also previously served on the board of directors of BelAir Networks Inc., a provider of carrier-grade Wi-Fi equipment, from March 2010 until May 2012, when it was acquired by Ericsson, Inc. Mr. Lang holds an M.S. in Operations Research from Stanford University and a B.S.E. in Electrical Engineering from Duke University. Our board of directors has concluded that Mr. Lang should serve on our board of directors due to his background of more than twenty years of global business-building experience and as an executive in the technology industry.

Vivekanand Mahadevan has served as a member of our board of directors since April 2014. Mr. Mahadevan is Chief Executive Officer of Dev Solutions, Inc., a technology consulting firm focused on data analytics, security, storage and cloud markets, and has held that position since January 2013. Previously, Mr. Mahadevan was Chief Strategy Officer of NetApp, Inc., a storage and data management company, from November 2010 to March 2012. From January 2009 to September 2010, Mr. Mahadevan was Vice President of Marketing and Business Line Executive at LSI Corp., a semiconductor and software company. From December 2007 through June 2008, he served as Chief Executive Officer of Deeya Energy, Inc., an energy storage technology company. Mr. Mahadevan serves on the board of directors of Overland Storage, Inc., formerly Overland Data, Inc. Mr. Mahadevan has a B.S. from the Indian Institute of Technology, Madras and an M.S. and MBA from the University of Iowa. The board has concluded that Mr. Mahadevan should serve on our board because of his executive experience in the technology industry and specifically his experience in the enterprise storage space.

Jeffrey J. Newman has served as a member of our board of directors since March 2009. Mr. Newman has served as Chief Executive Officer of Catalyst Operating, LLC, a professional services firm, since June 1999. He has served on the board of directors of RiverMeadow Software, Inc., a provider of cloud migration solutions, since March 2012, and Cordys Inc., a process orientated software provider, from January 2007 to January 2009. Our board of directors has concluded that Mr. Newman should serve on our board of directors as his background provides a broad perspective into management, strategic leadership and industry experience.

Dr. Richard N. Nottenburg has been a director of Violin Memory Inc., since February 2014. Dr. Nottenburg, an investor in early stage technology companies and a management consultant, served as President and Chief Executive Officer and a member of the board of directors of Sonus Networks, Inc. from June 2008 through October 2010. From July 2004 until May 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. Dr. Nottenburg is currently a member of the boards of directors of PMC Sierra, Inc. (where he is also a member of the audit committee), Verint Systems Inc., (where he is also chairman of the compensation committee) and Aeroflex Corporation. Dr. Nottenburg holds a B.S. in Electrical Engineering from Polytechnic Institute of New York, an M.S. in Electrical Engineering from Colorado State University, and a Doctor of Science in Electrical Engineering from the Ecole Polytechnique Federale de Lausanne in Lausanne, Switzerland. The board of directors has concluded that Dr. Nottenburg’s financial and business expertise, including his diversified background of managing technology companies, serving as a chief executive officer, and serving as a director of public technology companies, give him the qualifications and skills to serve as a director.

David B. Walrod has served as a member of our board of directors since September 2011. Mr. Walrod has served on the board of directors of LumaSense Technologies, Inc., a provider of temperature and gas sensing instruments, since November 2005, TrustID, Inc., a provider of physical authentication solutions, since December 2009 and Superior Care Pharmacy, Inc., a pharmacy services provider, since March 2010. Mr. Walrod has served as Executive-in-Residence at Vodafone, a telecommunications provider, since August 2012, and as an independent investor and advisor since April 2007. He has also served as a Venture Partner of Bridgescale Partners, a venture capital investment company, from April 2009 to December 2011 and a General Partner of Oak Investment Partners, a venture capital investment company, from March 1999 to April 2007. Mr. Walrod received a J.D. from Harvard Law School, a Ph.D. in Physics from the Massachusetts Institute of Technology and a B.A. in Physics from the University of California, Berkeley. Our board of directors has concluded that Mr. Walrod should serve on our board of directors due to his extensive board experience as a venture capitalist investing in growth technology companies, which brings industry and investment experience to the board of directors.

Board Composition

Our Amended and Restated Certificate of Incorporation and Bylaws provide that our board of directors shall consist of not fewer than five and not more than thirteen directors as the board of directors may from time to time determine. Our board of directors currently consists of seven directors. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I directors are Dr. Richard N. Nottenburg and David B. Walrod and their terms will expire at our fiscal 2015 annual meeting of stockholders;

•	Our Class II directors are Lawrence J. Lang, Vivekanand Mahadevan and Jeffrey J. Newman and their terms will expire at our fiscal 2016 annual meeting of stockholders; and

•	Our Class III directors are Kevin A. DeNuccio, Howard A. Bain III and Cheemin Bo-Linn and their terms will expire at our fiscal 2017 annual meeting of stockholders.

As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Our board of directors met a total of twelve times and took action by unanimous written consent one time in fiscal 2014. During fiscal 2014, all of our directors attended at least 75% of the meetings of our Board held during their tenure and 75% of the meetings, if any, of the Board committees upon which they served and held during their tenure. The Board does not have a policy requiring director attendance at annual meetings of our stockholders.

Corporate Governance

We have adopted a code of business conduct that applies to each of our directors, officers and employees. The code addresses various topics, including:

•	compliance with laws, rules and regulations, including the Foreign Corrupt Practices Act;

•	conflicts of interest;

•	insider trading;

•	corporate opportunities;

•	competition and fair dealing;

•	equal employment and working conditions;

•	record keeping;

•	confidentiality;

•	giving and accepting gifts;

•	compensation or reimbursement to customers;

•	protection and proper use of company assets; and

•	payments to government personnel and political contributions.

We have adopted a code of ethics for senior financial officers applicable to our Chief Executive Officer, Chief Financial Officer and other key management employees addressing ethical issues. The code of business conduct and the code of ethics is posted on our website. The code of business conduct and the code of ethics can only be amended by the approval of a majority of our board of directors. Any waiver to the code of business conduct for an executive officer or director or any waiver of the code of ethics may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We also have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee.

Director Independence

We determined that Messrs. Bain, Lang and Walrod are “independent directors” as defined under the rules of the NYSE. Mr. Bain currently is independent, but was not independent during the period from mid-December 2013 until early February 2014, when he served as Interim Chief Executive Officer. In connection with their appointments to the board of directors, we determined that Ms. Bo-Linn, Mr. Mahadevan and Dr. Nottenburg are also “independent directors.”

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various board of directors, standing committees that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

We have established an audit committee, compensation committee and nominating and corporate governance committee. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees complies with the applicable requirements of, the Sarbanes-Oxley Act, the current rules of the and SEC rules and regulations. We intend to comply with future requirements as they become applicable to us. Each committee has the composition and responsibilities described below:

Audit committee – Ms. Bo-Linn and Messrs. Bain, Mahadevan and Walrod serve on our audit committee. Ms. Bo-Linn is the chairperson of this committee. Our audit committee assists our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions, and is directly responsible for the approval of the services performed by our independent accountants and reviewing of their reports regarding our accounting practices and systems of internal accounting controls. Our audit committee also oversees the audit efforts of our independent accountants and takes actions as it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee is also responsible for monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters. Our board of directors has determined that each of the members of our audit committee is an audit committee financial expert, as defined by the rules promulgated by the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE. The audit committee met five times during fiscal 2014.

Compensation committee – Messrs. Bain, Lang and Nottenburg serve on our compensation committee. Mr. Lang is the chairperson of this committee. Our compensation committee assists our board of directors in meeting its responsibilities with regard to oversight and determination of executive compensation and assesses whether our compensation structure establishes appropriate incentives for officers and employees. Our compensation committee reviews and makes recommendations to our board of directors with respect to our major compensation plans, policies and programs. In addition, our compensation committee reviews and makes recommendations for approval by the independent members of our board of directors regarding the compensation for our executive officers, establishes and modifies the terms and conditions of employment of our executive officers and administers our stock option plans. The compensation committee met six times and took action by unanimous written consent three times during fiscal 2014.

Nominating and corporate governance committee – Messrs. Bain, Lang, Nottenburg and Walrod serve on our nominating and corporate governance committee. Mr. Walrod is the chairperson of this committee. Our nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of the board of directors. In addition, our nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines, and reporting and making recommendations to the board of directors concerning corporate governance matters. The nominating and corporate governance committee met 3 times during fiscal 2014.

Executive committee – In December 2013, our board of directors established an executive committee consisting of Messrs. Bain, Walrod, Lang, Newman and Dr. Bo-Linn. Pursuant to its charter, the executive committee had all powers and authority of the board of directors in the management and affairs of the Company, subject solely to the limitations set forth in Section 141(c)(2) of the General Corporation Law of the State of Delaware. During the period from December 20, 2013 and January 31, 2014, the executive committee met five times during fiscal 2014. The operations of the executive committee were discontinued and its charter revoked effective January 31, 2014.

Compensation Committee Interlocks and Insider Participation

Messrs. Lang, Walrod and Bain served as members of our compensation committee during fiscal 2014. Except for the period between mid-December, 2013 and early February, 2014, when Mr. Bain served as Interim Chief Executive Officer, none of the members of our compensation committee is or has in the past served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Director Nomination Policy

The nominating and corporate governance committee is responsible for identifying, evaluating, recruiting and recommending qualified candidates to our board of directors for nomination or election. The board of directors nominates directors for election at each annual meeting of stockholders, and elects new directors to fill vacancies if they occur.

The board of directors strives to find directors who are experienced and dedicated individuals with diverse backgrounds, perspectives and skills. Our governance guidelines contain membership criteria that call for candidates to be selected for their character, judgment, diversity of experience, business acumen and ability to act on behalf of all stockholders. In addition, we expect each director to be committed to enhancing stockholder value and to have sufficient time to effectively carry out his or her duties as a director. The nominating and corporate governance committee also seeks to ensure that a majority of our directors are independent under the NYSE rules and that one or more of our directors is an “audit committee financial expert” under SEC rules.

Prior to our annual meeting of stockholders, the nominating and corporate governance committee identifies director nominees first by evaluating the current directors whose terms will expire at the annual meeting and who are willing to continue in service. The candidates are evaluated based on the criteria described above, the candidate’s prior service as a director, and the needs of the board of directors for any particular talents and experience. If a director no longer wishes to continue in service, if the nominating and corporate governance committee decides not to re-nominate a director, or if a vacancy is created on the board of directors because of a resignation or an increase in the size of the board or other event, then the nominating and corporate governance committee will consider whether to replace the director or to decrease the size of the board. If the decision is to replace a director, the nominating and corporate governance committee will consider various candidates for board membership, including those suggested by committee members, by other board members, a director search firm engaged by the committee or our stockholders. Prospective nominees are evaluated by the nominating and corporate governance committee based on the membership criteria described above and set forth in our governance guidelines.

A stockholder who wishes to recommend a prospective nominee to the board for consideration by the nominating and corporate governance committee should notify our Corporate Secretary in writing at our principal executive office. Such notice must be delivered to our offices by the deadline relating to stockholder proposals to be considered for inclusion in our proxy materials, as publicly announced by us prior to the meeting.

Each notice delivered by a stockholder who wishes to recommend a prospective nominee to the board of directors for consideration by the nominating and corporate governance committee generally must include the following information about the prospective nominee:

•	the name, age, business address and residence address of the person;

•	the principal occupation of the person;

•	the number of shares of our capital stock owned by the person;

•	a description of all compensation and other relationships during the past three years between the stockholder and the person;

•	any other information relating to the person required to be disclosed pursuant to Section 14 of the Securities Exchange Act of 1934, or Exchange Act; and

•	the person’s written consent to serve as a director if elected.

The nominating and corporate governance committee may require any prospective nominee recommended by a stockholder to furnish such other information as the nominating and corporate governance committee reasonably may require to determine the person’s eligibility to serve as an independent director or that could be material to a stockholder’s understanding of the person’s independence or lack thereof.

Communications with Directors

Stockholders and interested parties may contact our directors to provide comments, to report concerns, or to ask a question, by mail at the following address:

Secretary

Violin Memory, Inc.

4555 Great America Parkway

Santa Clara, California 95054

Copies of Corporate Governance and Other Materials Available

The following documents are available for downloading or printing on our web site at www.vmem.com, by selecting “Company,” then “Investors,” then “Corporate Governance,” and then the links to the documents listed below:

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Governance Committee Charter

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for Senior Financial Officers

Item 11. Executive Compensation

Summary Compensation Table

The following table presents information concerning total compensation of our named executive officers for services rendered to us in all capacities during fiscal 2014 and 2013 except for Howard Bain, who also had compensation as a board member, which is reported below in the table entitled “Director Compensation”:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1)($)	Restricted Stock Unit Awards (1) ($)	Other (5) ($)		Total ($)

Howard A. Bain III (2)	2014	128,000	—	—	—	—		128,000
Interim President and Chief Executive Officer

Cory J. Sindelar	2014	265,000	120,000	—	661,500	10,200		1,056,700
Chief Financial Officer	2013	240,000	120,000	—	1,430,000	10,200		1,800,200

John A. Kapitula	2014	260,000	—	—	551,250	10,200		821,450
Senior Vice President, Operations	2013	223,333	130,000		—	10,200		363,533

Donald G. Basile (3)	2014	397,691	—	—	8,820,000	7,102,275	(6)	16,319,966
Former President and Chief Executive Officer	2013	400,000	725,000	2,975,738	14,800,000	10,200		18,910,938

Dixon R. Doll Jr. (4)	2014	289,134	150,000	—	1,323,000	1,864,553	(7)	3,626,687
Former Chief Operating Officer	2013	300,000	150,000	—	4,500,000	10,200		4,960,200

(1)	The amounts shown are the aggregate grant date fair value of stock options and RSUs computed in accordance with FASB accounting standard codification topic 718 and do not reflect the compensation actually received by the named executive officer. These award values have been determined based on certain assumptions, which are set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Stock-based Compensation.”
(2)	Mr. Bain acted as Interim President and Chief Executive Officer from December 16, 2013 until February 1, 2014, for which he received a cash payment only. Please refer to the “Director Compensation Table” below for fees earned associated with board service.
(3)	Mr. Basile’s employment with Violin Memory ended December 16, 2013.
(4)	Mr. Doll’s employment with Violin Memory ended January 2, 2014.
(5)	Includes employer paid portion of benefits.
(6)	Consists of: (i) the issuance of [230,000] shares of common stock in lieu of cash severance equal to $920,000 on the date of the agreement, (ii) the acceleration of vesting of 1,625,000 RSUs, based on $3.78, which was the closing sale price of our common stock on the last day of our fiscal year, (iii) estimate payments for 18 months of benefits coverage under COBRA of $30,425 and (iv) employer paid portion of benefits equal to $9,350. The value of the accelerated RSUs included here was also included in the column heading “Restricted Stock Unit Awards” based on the original grant date.
(7)	Consists of: (i) cash severance equal to $300,000, which will be paid over twelve months, (ii) a payment of $115,479, which represents the unpaid, pro-rata portion of the target annual bonus for fiscal 2014, (iii) the acceleration of vesting of 375,000 RSUs, based on $3.78, which was the closing sale price of our common stock on the last day of our fiscal year, (iv) the estimate payments for 12 months of benefits coverage under COBRA of $21,374 and (v) employer paid portion of benefits equal to $10,200. The value of the accelerated RSUs included here was also included in the column heading “Restricted Stock Unit Awards” based on the original grant date.

Outstanding Equity Awards

The following table presents certain plan information of equity awards held by our named executive officers as of January 31, 2014:

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Un-Exercisable)	Option Exercise Price	Option Expiration Date	Number of Unvested RSUs (3)	Market Value of Unvested RSUs ($) (1)
Howard A. Bain III (2)
Cory J. Sindelar	3/6/2012						100,000	378,000
	8/27/2012						50,000	189,000
	9/3/2013						75,000	283,500
John A. Kapitula	9/6/2011	(4)	5,555	16,667	$1.42	9/5/2021
	9/3/2013						62,500	236,250
Donald G. Basile	11/12/2010		514,116		$0.14	11/12/2020
	8/5/2011		910,369		$1.42	8/4/2021
	6/28/2012						2,500,000	9,450,000
	9/3/2013						375,000	1,417,500
Dixon R. Doll Jr.	9/6/2011		400,000		$1.42	9/5/2021
	11/15/2012						300,000	1,134,000
	9/3/2013						75,000	283,500

(1)	The market value is based on the closing price of our common stock on January 31, 2014, which was $3.78 per share.
(2)	Mr. Bain received no equity in association with his service as Interim Chief Executive Officer, please refer to the “Director Compensation Table” below.
(3)	Restricted stock unit award vests upon the satisfaction of both a service-based requirement and the occurrence of a liquidation event, including an initial public offering whereby the vesting occurs the earlier of 181 days after the closing of an initial public offering or March 15th of the year following an initial public offering.
(4)	Award vests at a rate of 1/36th of the total number of shares subject to the award for each month of continuous service after the vesting commencement date.

Employment Agreements

Below is a summary of the employment agreements with our executive officers that were in effect as of March 31, 2013.

Kevin A. DeNuccio

In February 2014, we entered into an employment offer letter with Kevin A DeNuccio. Pursuant to his offer letter, Mr. DeNuccio will receive an annual base salary of $750,000, subject to review by the Compensation Committee from time to time. Mr. DeNuccio’s salary cannot be reduced without his consent other than a reduction that applies pro rata to all members of the Company’s senior management team. Mr. DeNuccio will also be eligible for an annual bonus based on criteria established by the Compensation Committee for years after 2015 with a target amount equal to 100% of his base salary. Mr. DeNuccio’s bonus for fiscal year 2015 will be equal to $750,000. The offer letter also provides that Mr. DeNuccio will receive a buy-out and signing bonus of $3.0 million as compensation for us asking him to resign from the board of several public and private companies on which he served. If, prior to the 18th month anniversary of Mr. DeNuccio’s employment or a change of control, Mr. DeNuccio’s employment ends because he resigns without good reason or is terminated for cause or by reason of his death or disability (each, a “Payback Event”), then Mr. DeNuccio must return the pro rata portion of this $3.0 million bonus (on an after-tax basis) to the Company.

We granted Mr. DeNuccio an option to purchase 4,000,000 shares. Under the terms of the grant, 1,000,000 shares are immediately exercisable but a pro rata portion will be subject to a right of repurchase at the exercise price if before Mr. DeNuccio completes 18 months of employment, his employment ends due to the occurrence of a Payback Event. If we are subject to a change of control before Mr. DeNuccio’s employment terminates, the right to repurchase will lapse in full. The remaining 3,000,000 shares underlying the grant will vest in equal monthly installments over 36 months, subject to Mr. DeNuccio’s continued service through the vesting date. In the event of an involuntary termination of Mr. DeNuccio’s employment, the vesting of these shares will accelerate by 12 months and the vested portion of the option will remain exercisable for a period of 12 months following the date of termination. If we are subject to a change of control, all of the shares underlying the option will become fully vested and exercisable.

In the event of an involuntary termination, we will pay an amount equal to the sum of (i) Mr. DeNuccio’s base salary for a 12 month period plus (ii) Mr. DeNuccio’s target bonus for the year in which the involuntary termination occurs. In addition, Mr. DeNuccio will be eligible for continuing health benefits for 12 months following the involuntary termination. To be eligible to receive any severance compensation, including acceleration of his option, Mr. DeNuccio must execute a release of claims against the Company.

Cory J. Sindelar

In December 2011, we entered into an offer letter agreement with Cory J. Sindelar, our Chief Financial Officer. This offer letter agreement set Mr. Sindelar’s base salary at an annual rate of $240,000, which was increased to $300,000 in September 2013, and provided that Mr. Sindelar is eligible to receive an annual bonus of up to $120,000. Effective June 1, 2013, Mr. Sindelar’s target bonus was increased to $240,000. Mr. Sindelar is also entitled to participate in all employee benefit plans, including group health plans and all fringe benefit plans. Mr. Sindelar’s offer letter agreement provides that he is an at-will employee, and his employment may be terminated at any time by him or us. Pursuant to Mr. Sindelar’s offer letter, if we experience a change of control, Mr. Sindelar will receive acceleration of vesting of his equity awards, subject to a requirement that he provides up to six months of transition if required as part of the acquisition agreement.

In December 2013, we entered into an updated employment agreement with our Chief Financial Officer, Cory Sindelar. If Mr. Sindelar’s employment with us terminates as a result of an involuntary termination on or at any time within three months before or twelve months after a change of control, and Mr. Sindelar signs and does not revoke a standard release of claims in a form reasonably acceptable to us, then Mr. Sindelar shall be entitled to: (i) nine months of base salary plus pro rata amount of annual target bonus, (ii) acceleration of all equity and (iii) reimbursement of health insurance for up to twelve months. If the executive’s employment with us terminates as a result of an involuntary termination without a change of control, and Mr. Sindelar signs and does not revoke a standard release of claims in a form reasonably acceptable to us, then Mr. Sindelar shall be entitled to (i) nine months of base salary and (ii) reimbursement of health insurance for up to nine months.

Thomas G. Mitchell

In February 2014, we entered into an employment offer letter dated with Mr. Mitchell. Pursuant to the terms of his offer letter, Mr. Mitchell will receive an annual base salary of $300,000, subject to adjustment pursuant to the Company’s compensation policies in effect from time to time. Mr. Mitchell is also eligible to earn an additional $300,000 in incentive compensation on an annualized basis based on meeting certain established sales performance objectives.

We granted Mr. Mitchell an option to purchase 1,000,000 shares of our common stock. Under the terms of the grant, 250,000 shares will vest upon Mr. Mitchell’s completion of one year of continuous service after his date of hire, and the balance of 750,000 shares will vest in equal quarterly installments over the subsequent three years, subject to Mr. Mitchell’s continuous service through each vesting date. Subject to the terms of a Change in Control and Severance Agreement between the Company and Mr. Mitchell, which is summarized below, if we are subject to a change of control, all of the shares underlying the option will become fully vested and exercisable.

We also entered into a Change of Control Agreement with Mr. Mitchell, (the “Mitchell Change of Control Agreement:”). The Mitchell Change of Control Agreement provides that it shall terminate upon the date that all obligations of the parties to the Change of Control Agreement are satisfied, and that Mr. Mitchell’s employment is and will continue to be at-will, as defined under applicable law.

If Mr. Mitchell’s employment us terminates as a result of an Involuntary Termination (as that term is defined in the Change in Control Agreement) on or at any time within three months before or twelve months after a Change of Control (as that term is defined in the Agreement), and Mr. Mitchell signs and does not revoke a standard release of claims with us in a form reasonably acceptable to us which becomes effective no later than the 30th day after the later of the Termination Date (as that term is defined in the Agreement) or the Change of Control, Mr. Mitchell is entitled to the following severance benefits, provided that no such benefits shall accrue and be payable (or take effect, as the case may be) unless and until a Change of Control occurs:

(i)	payment of his annual base salary as in effect as of the Termination Date, less applicable withholding, for a period of six months following the later of the Involuntary Termination or the Change of Control in accordance with our payroll practices;

(ii)	acceleration of the vesting and exercisability of all of his equity awards with respect to the common stock of the Company or its successor, or the parent of either, to the extent outstanding, or of any deferred compensation into which Mr. Mitchell’s equity awards were converted upon the Change of Control, which payment will be made in compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”); and

(iii)	reimbursement by us of the group health continuation coverage premiums for Mr. Mitchell and his eligible dependents under Title X of the Consolidated Budget Reconciliation Act of 1985, as amended (“COBRA”) as in effect through the lesser of (x) six months from the Termination Date, (y) the date upon which he and his eligible dependents become covered under similar plans or (z) the date he no longer constitutes a “Qualified Beneficiary” (as such term is defined in Section 4980B(g) of the Code).

If Mr. Mitchell’s employment by us terminates as a result of an Involuntary Termination apart from a Change of Control, he will be entitled to payment of his annual base salary as in effect as of the Termination Date, less applicable withholding, for a period of six months following the Involuntary Termination in accordance with the Company’s payroll practices, plus reimbursement of the group health continuation premiums for Mr. Mitchell and his eligible dependents under COBRA for a period of six months following the Involuntary Termination.

John A. Kapitula

In September 2009, we entered into an offer letter agreement with John A. Kapitula. This offer letter agreement set Mr. Kapitula’s base salary at an annual rate of $36,000 until such time we completed an institutional fund raising then it would be adjusted to an annual rate of $180,000. Effective June 1, 2012, Mr. Kapitula’s base salary was increased to an annual rate of $260,000. Mr. Kapitula is also entitled to participate in all employee benefit plans, including group health plans and all fringe benefit plans. Mr. Kapitula’s offer letter agreement provides that he is an at-will employee, and his employment may be terminated at any time by him or us.

Potential Payments Upon Termination or Change of Control

The following table summarizes the payments that would be made to our named executive officers, who were serving in this capacity as of January 31, 2014, upon termination of employment qualifying for severance benefits not in connection with a change in control, the occurrence of a change of control or a termination of employment qualifying for severance benefits following a change of control, assuming that each named executive officer was terminated without cause not in connection with a change in control on January 31, 2014, that a change of control of our company occurred on January 31, 2014, or in the event that each named executive officer’s involuntary termination of employment with our company occurred on January 31, 2014 within 12 months following a change of control, as applicable. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation, (iii) any earned but unpaid annual bonus for any annual bonus period which had ended prior to termination, or (iv) any equity awards received by the named executive officers after January 31, 2014.

Name	Termination without Cause not in Connection with a Change of Control	Change of Control	Involuntary Termination within 12 Months after a Change of Control
Cory J. Sindelar
Cash severance	$225,000	$—	$225,000
Acceleration of equity (1)	—	—	850,500
Continued health benefits (2)	16,030	—	21,374

	$241,030	$—	$1,096,874

(1)	The value of accelerated equity was calculated by multiplying the number of RSUs subject to acceleration by the closing price of our common stock as of January 31, 2014 of $3.78 per share and by multiplying the number of shares subject to acceleration by the difference between the closing price of our common stock as of January 31, 2014 and the per share exercise price of the “in-the-money” accelerated stock option.
(2)	Represents the aggregate full premium payments that would be required to be paid to or on behalf of each named executive officer to provide continued health insurance coverage under COBRA (based on the executive’s health insurance coverage as of January 31, 2014) for the maximum period available to the named executive officer.

Executive will not receive a gross-up payment if the executive officer is required to pay excise tax under Section 4999 of the Internal Revenue Code. Other than Mr. Sindelar, none of our executive officers are entitled to payments in the event of termination or a change of control as of January 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of January 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Equity Awards	Number of Securities available for Future Issuances under Equity Compensation Plans (2)(3)
Plan Category
Equity compensation plans approved by shareholders (1)	18,643,081	$1.43	7,121,694
Equity plans not approved by shareholders	—	—	—

(1)	Includes the 2012 Stock Incentive Plan (the “2012 Plan”), 2012 Employee Stock Purchase Plan (the “2012 ESPP”) and 2005 Stock Plan (the “2005 Plan”). The 2012 Plan replaced the 2005 Plan.
(2)

The number of shares available for issuance under the 2012 Plan will automatically increase on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount determined by the Board of Directors.

(3)	The number of shares available for issuance under the 2012 ESPP automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares.

Beneficial Ownership Table

The following table sets forth information as of March 31, 2014 about the number of shares of common stock beneficially owned by:

•	each person or group of persons known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers and directors; and

•	all or our named executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is: c/o Violin Memory, Inc., 4555 Great America Parkway, Santa Clara, California 95054.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Except as otherwise indicated, each director and named executive officer (1) has sole investment and voting power with respect to the securities indicated or (2) shares investment and/or voting power with that individual’s spouse.

Applicable percentage beneficial ownership data is based on 85,164,309 shares of our common stock outstanding as of March 31, 2014. In computing the number of shares of capital stock beneficially owned by a person and the percentage beneficial ownership of that person, we deemed outstanding shares subject to options, restricted stock units and warrants held by that person that are currently exercisable or exercisable or vesting within 60 days of March 31, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*”.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class
5% Stockholders:
Entities affiliated with Toshiba (2)	9,161,126	10.8%

Executive Officers and Directors:
Kevin A. DeNuccio (3)	1,166,666	1.4%
Cory J. Sindelar (4)	129,636	*
Thomas G. Mitchell	—	*
John A. Kapitula (5)	548,953	*
Howard A. Bain III (6)	81,250	*
Cheemin Bo-Linn	—	*
Lawrence J. Lang (7)	346,826	*
Jeffrey J. Newman (8)	1,211,321	1.4%
Richard N. Nottenburg	—
David B. Walrod (9)	225,803	*
All Executive Officers and Directors as a group (9 persons) (10)	3,710,455	4.4%

(1)

The number and percentage of shares beneficially owned is determined in accordance with rule 13-d3 of the Securities Exchange Act of 1934, as amended, (“The Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of March 31, 2014, through the exercise of any stock options or other rights. Any shares that a person has the right to acquire within 60 days of March 31, 2014 are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Based on a Schedule 13G filed on February 14, 2014, 5,000,000 shares held by Toshiba Corporation and 4,161,126 shares held by Toshiba America Electronic Components, Inc.
(3)	Includes 1,166,666 shares issuable upon the exercise of options exercisable within 60 days of March 31, 2014, of which 750,000 shares are immediately exercisable.
(4)	Includes 5,084 shares held by Toni and Cory Sindelar as community property.
(5)	Includes 11,111 shares issuable upon the exercise of options exercisable within 60 days of March 31, 2014.
(6)	Mr. Bain will receive 8,334 shares of common stock upon settlement of RSUs within 60 days of March 31, 2014.
(7)	Includes 109,326 shares held by L. Lang & K. Lang TTEE The Lang Revocable Trust and 50,000 shares issuable upon the exercise of options exercisable within 60 days of March 31, 2014.
(8)	Includes 527,777 shares issuable upon the exercise of options exercisable within 60 days of March 31, 2014.
(9)	Includes 14,883 shares held by The Walrod Family Trust (11/12/2010) and 100,000 shares issuable upon the exercise of options exercisable within 60 days of March 31, 2014.
(10)	Includes 1,855,554 shares issuable upon the exercise of options exercisable within 60 days of March 31, 2014 and 8,334 shares of common stock upon the settlement of RSUs within 60 days of March 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the cash and equity compensation arrangements of our named executive officers and directors, the following is a description of transactions for the year ended January 31, 2014, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which, at the time of such transaction, any of our directors, named executive officers or beneficial holders of more than 5% of our capital stock, or entities affiliated with or immediate family members of any of the foregoing, had or will have a direct or indirect material interest.

Issuance of Convertible Promissory Notes

From June 2013 to August 2013, we issued and sold convertible promissory notes and warrants to certain accredited investors for a total aggregate amount of $5,160,000 pursuant to a note and warrant purchase agreement. Under this agreement, the note holders elected to convert their respective outstanding principal and accrued interest into shares of Series D convertible preferred stock at a rate calculated by dividing the total principal and accrued interest by $6.00. These notes automatically converted upon the occurrence of an initial public offering into shares of common stock at the greater of (i) the calculated number of shares of Series D convertible preferred stock converted to common stock based on the Series D conversion price, or (ii) the calculated number of shares of common stock based on the per share offering price to the public in the initial public offering. Upon closing of our initial public offering, the outstanding principal balance of $5,160,000 plus accrued interest of approximately $108,000, converted into an aggregate of 582,382 shares of common stock. In connection with this agreement, we also issued warrants exercisable into an aggregate of 64,500 shares of Series D convertible preferred stock. Following our initial public offering, the warrants became warrants to purchase 32,794 shares of common stock. Pursuant to this agreement, and for value received, we issued to Rationalwave Onshore Equity Fund LP, which was a greater than 5% holder of our capital stock at the time of our initial public offering, a convertible promissory note in the amount of $500,000, which, along with interest, converted into 57,108 shares of common stock upon our initial public offering, and a warrant to purchase 6,250 shares of Series D convertible preferred stock at $6.00 per share, which converted into a warrant to purchase 3,178 shares of our common stock upon our initial public offering.

Sale of Convertible Preferred Stock

In July 2013, Toshiba America Electronic Components, Inc., or Toshiba, purchased 1,500,000 shares of our Series D convertible preferred stock for an aggregated purchase price of $9.0 million. These shares converted into 762,748 shares of common stock on closing of our initial public offering.

In connection with the Series D financing, we issued a warrant to Toshiba whereby, at Toshiba’s election, our obligation to pay the past due amounts, if any, owed for goods purchased through the above Sales Agreement, would be satisfied through the issuance of shares of Series D convertible preferred stock at an exercise price of $0.01 per share, the amount of which would be determined by the unpaid past due amount divided by the stock valuation price. The warrants terminated immediately prior to the closing of our initial public offering. No shares of Series D convertible preferred stock were issued pursuant to this warrant.

Agreements with Toshiba

In June 2011, we entered into a Sales Agreement with Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), pursuant to which we agreed to purchase at least 70% of our flash memory from Toshiba. For the year ended January 31, 2014, we purchased component parts of $38.2 million from Toshiba. Our Sales Agreement with Toshiba expires in June 2014 and will automatically renew for successive one-year periods unless terminated by either party. During the twelve months ended January 31, 2013, we had product sales to Toshiba of $4.0 million.

In July 2013, we entered into a PCIe Card Development Agreement with Toshiba, pursuant to which we will develop a derivative product to our Velocity PCIe Flash Memory Card which complies with Toshiba’s specifications and sell sample PCIe cards to Toshiba. Pursuant to this agreement, Toshiba paid us $16 million. The $16 million payment consisted of $8 million for our services to be performed for the development of the PCIe cards, and $8 million for our sale of sample PCIe cards to Toshiba and related support services. If we are not able to meet the milestones described in the agreement, we must refund the amount attributed to undelivered goods and services by September 15, 2014. For the year ended January 31, 2014, we recognized $9.1 million under this contract. As a result of our decision to pursue strategic alternatives of the PCIe card business (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above), including a possible sale, it is unclear if Toshiba will accept the remaining milestones and PCIe products under this contract. As such, we may not recognize any additional revenue after January 31, 2014. Given this uncertainty and that the contract provides a refund for undelivered elements, the remaining contract value of $6.9 million has been reclassified from deferred revenue to accrued liabilities on the accompanying consolidated balance sheet as of January 31, 2014.

RiverMeadow Investment

In August 2012, we purchased 866,325 shares of Series A-1 convertible preferred stock of RiverMeadow Software, Inc., or RiverMeadow, for consideration of $3.0 million. During fiscal 2013, we had product sales to RiverMeadow of $1.4 million. In September 2013, we purchased 118,204 shares of Series B convertible preferred stock for consideration of $0.5 million. Mr. Rosenblatt, a former member of our board of directors, serves as a member of the Board of Directors of RiverMeadow, and Mr. Newman serves as the Chairman of the Board of RiverMeadow. From April 2012 to August 2013, Mr. Basile served as a director of RiverMeadow. As of March 31, 2014, Mr. Newman and his affiliated entities provide services to RiverMeadow. Messrs. Basile, Newman and Rosenblatt through their affiliates are also investors in RiverMeadow and collectively with us owned approximately 19% of the outstanding stock of RiverMeadow on a fully diluted basis.

Indemnification Agreements

We have entered into indemnification agreements with certain of our non-employee directors. We have also entered into indemnification agreements with our other directors and our officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify these individuals to the fullest extent permitted by Delaware law. See “Management – Limitation on Liability and Indemnification Matters.”

Related-Party Transaction Policy

Our executive officers, directors, holders of more than 5% of any class of our voting securities and any member of the immediate family of and any entity affiliated with any of the foregoing persons are not permitted to enter into a related-party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related-party’s interest in the transaction.

Compensation of Directors

Our compensation committee reviews and makes recommendations to our board of directors concerning director compensation. Mr. DeNuccio, who is our Chief Executive Officer and a director, is not compensated for his service as a director. Each of our non-employee directors are entitled to receive compensation for fiscal 2015 as described below.

Each of our directors receives an annual retainer of $35,000, and our Chairman receives an additional annual retainer of $10,000. In addition, the chairperson and members of the audit committee receive annual retainers of $20,000 and $10,000 respectively; the chairperson and members of the compensation committee receive annual retainers of $15,000 and $7,500, respectively; and the chairperson and members of the nominating and corporate governance committee receive annual retainers of $9,000 and $4,500, respectively.

New, non-employee directors receive an initial grant of an non-statutory option to purchase that number of shares of Common Stock having a value of $250,000 using the Black-Scholes valuation methodology and which vests and becomes exercisable in equal annual amounts over three years. Thereafter, on the date of our annual shareholder meeting, non-employee directors who have served as a director for at least six months prior to the annual meeting date receive annual grants of non-statutory options to purchase that number of shares common stock having a value of $150,000 using the Black-Scholes valuation methodology and which vests and becomes exercisable on the first anniversary date of the grant.

Our directors do not receive any additional compensation for attending board or committee meetings.

Director Compensation Table

The following table sets forth a summary of the compensation earned by directors for the year ended January 31, 2014:

Name	Fees Earned in Cash($) (1)	Options/Stock Awards($) (2)	Total($)
Howard A. Bain III	67,000	1,102,500	1,169,500
Cheemin Bo-Linn	55,000	250,000	305,000
Lawrence J. Lang	54,500	441,000	495,500
Jeffrey J. Newman	35,000	441,000	476,000
David B. Walrod	61,500	441,000	502,500

(1)	Amounts reflect annual cash retainers that began with the closing of our IPO.
(2)	Amounts listed in this column represent the aggregate fair value of the awards computed as of the grant date of each award granted during fiscal 2014 in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, or FASB ASC Topic 718, rather than amounts paid to or realized by the named individual. Our assumptions with respect to the calculation of these values are set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Stock-Based Compensation.” There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the fair value as computed in accordance with FASB ASC Topic 718. These awards vest over two or three years.

The following table lists all outstanding equity awards held by non-employee directors as of January 31, 2014:

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options -Not Exercsiable	Exercise Price of Options($)	Expiration Date of Options	Number of RSUs that have not vested	Market Value of RSUs that have not Vested($) (1)
Howard A. Bain III	11/15/2012	(2)					100,000	378,000
	9/3/2013	(3)					125,000	472,500

Cheeman Bo-Linn	12/20/2013	(4)	—	123,000	3.82	12/19/2020

Lawrence J. Lang	9/6/2011		50,000	—	1.42	9/5/2021
	9/3/2013	(3)					50,000	189,000

Jeffrey J. Newman	1/28/2011		300,000	—	0.14	1/27/2021
	9/6/2011	(5)	155,555	44,445	1.42	9/5/2021
	9/6/2011		50,000	—	1.42	9/5/2021
	9/3/2013	(3)					50,000	189,000

David B. Walrod	9/19/2011		100,000	—	1.42	9/18/2021
	11/20/2012	(3)					100,000	378,000
	9/3/2013	(3)					50,000	189,000

(1)	The market value is based on the closing price of our common stock on January 31, 2014, which was $3.78 per share.
(2)	Restricted stock unit award vests upon the satisfaction of both a time-based requirement and the occurrence of a liquidation event, including the occurrence of an initial public offering whereby the vesting occurs the earlier of 181 days after the closing of an initial public offering or March 15th of the year following an initial public offering. The time-based requirement is satisfied 1/12th of the total number of units each quarter after the vesting commencement date. All of the shares will immediately vest upon a change of control.
(3)	Restricted stock unit award vests upon the satisfaction of both a time-based requirement and the occurrence of a liquidation event, including the occurrence of an initial public offering whereby the vesting occurs the earlier of 181 days after the closing of an initial public offering or March 15th of the year following an initial public offering. The time-based requirement is satisfied 1/8th of the total number of units each quarter after the vesting commencement date. All of the shares will immediately vest upon a change of control.
(4)	Option award vest at a rate of 1/3rd of the total number of shares subject to the option each year after the vesting commencement date. All of the shares subject to the option will immediately vest upon a change of control.
(5)	Option award vests at a rate of 1/36th of the total number of shares subject to the option for each month of continuous service after the vesting commencement date. Upon a change of control, an additional 12 months of shares will become immediately vested and exercisable.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services and other services rendered to our company by KPMG for the year ended January 31, 2013 and 2014:

	2013	2014
Audit fees	$2,051,353	$977,165
Audit related fees	—	—
Tax fees	—	—

	$2,051,353	$977,165

Audit Committee Pre-Approval Procedures

With respect to independent auditor services and fees, it is our practice to provide pre-approval of audit, audit-related, tax and other specified services on an annual basis. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, we seek specific pre-approval by the Audit Committee. Other specified services are generally preapproved only when the amount of such services is expected to be different than the prior year or normal fees. Proposed services anticipated to exceed pre-approved cost levels are discussed with the Audit Committee. It is our practice that the Audit Committee Chairman has pre-approval authority with respect to permitted services. The Chairman of the Audit Committee reports any pre-approval decisions to our Audit Committee at its next scheduled meeting.

Part IV.

Item 15. Exhibits, Consolidated Financial Statements, and Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1.	Consolidated Financial Statements:

2.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: April 16, 2014	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 16, 2014	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kevin A. DeNuccio and Cory J. Sindelar, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Kevin A. DeNuccio	President, Chief Executive Officer and Director	April 16, 2014
Kevin A. DeNuccio

/s/ Cory J. Sindelar	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2014
Cory J. Sindelar

/s/ Howard A. Bain III	Chairman	April 16, 2014
Howard A. Bain III

/s/ Cheemin Bo-Linn	Director	April 16, 2014
Cheemin Bo-Linn

/s/ Lawrence J. Lang	Director	April 16, 2014
Lawrence J. Lang

/s/ Vivekanand Mahadevan	Director	April 16, 2014
Vivekanand Mahadevan

/s/ Jeff J. Newman	Director	April 16, 2014
Jeff J. Newman

/s/ Richard N. Nottenburg	Director	April 16, 2014
Richard N. Nottenburg

/s/ David B. Walrod	Director	April 16, 2014
David B. Walrod

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1(b)	9/16/2013

3.2	Amended and Restated Bylaws of the Registrant	S-1	3.2(b)	9/16/2013

4.1	Form of Common Stock Certificate	S-1	4.1	9/16/2013

4.2	Plain English Warrant Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	4.5	8/26/2013

4.3	Form of Warrants to Purchase Shares of Series D Preferred Stock issued June 2013	S-1	4.8	8/26/2013

4.4	Schedule of Warrants issued by the Registrant to purchase shares of Series D Preferred Stock	S-1	4.9	8/26/2013

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1	8/26/2013

10.2#	2005 Stock Plan and form of agreements thereunder	S-1	10.2	8/26/2013

10.3#	2012 Stock Incentive Plan and form of agreements thereunder	S-8	99.2	9/27/2013

10.4#	2012 Employee Stock Purchase Plan	S-8	99.3	9/12/2013

10.5	Lease between the Registrant and Martin CBP Associates, L.P. dated February 11, 2011, as amended on September 1, 2011	S-1	10.4	8/26/2013

10.6	Sublease between the Registrant and Tellabs Operations, Inc. dated June 24, 2013	S-1	10.18	8/26/2013

10.7#	Offer Letter dated February 1, 2014 between the Registrant and Kevin A. DeNuccio	8-K	10.1	2/6/2014

10.8#	Stock Option Agreement dated February 3, 2014 providing Kevin A. DeNuccio an option to purchase 1,000,000 shares of Registrant Common Stock	8-K	10.2	2/6/2014

10.9#	Stock Option Agreement dated February 3, 2014 providing Kevin A. DeNuccio an option to purchase 3,000,000 shares of Registrant Common Stock	8-K	10.3	2/6/2014

10.10#	Offer Letter between the Registrant and Cory J. Sindelar dated December 4, 2011	S-1	10.8	8/26/2013

10.11#	Change of Control and Severance Agreement between the Registrant and Cory J. Sindelar dated January 31, 2014	8-K	10.1	2/6/2014

10.12#	Offer Letter dated February 12, 2014, and effective February 18, 2014, between the Registrant and Thomas G. Mitchell	8-K	10.1	2/24/2014

10.13#	Stock Option Agreement dated February 19, 2014 providing Thomas G. Mitchell an option to purchase 1,000,000 shares of Registrant common stock	8-K	10.2	2/24/2014

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

10.14#	Change of Control and Severance Agreement dated February 20, 2014 between the Registrant and Thomas G. Mitchell	8-K	10.3	2/24/2014

10.15+	Sponsorship Agreement between the Registrant and Forty Niners SC Stadium Company LLC dated June 13, 2012	S-1	10.14	8/26/2013

10.16+	Supply Agreement among the Registrant, Toshiba Corporation and Toshiba America Electronic Components, Inc. dated June 27, 2011, as amended	S-1	10.15	8/26/2013

10.17+	PCIe Card Development Agreement between the Registrant and Toshiba Corporation dated July 16, 2013	S-1	10.23	9/16/2013

10.18+	Flextronics Infrastructure Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems, Ltd. dated May 13, 2011	S-1	10.10	8/26/2013

10.19#	Settlement Agreement and Release by and between Donald G. Basile and the Registrant effective April 12, 2014				X

10.20#	Separation Agreement between the Registrant and Dixon R. Doll, Jr. dated January 2, 2014				X

10.2	Plain English Growth Capital Loan and Security Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	10.16	8/26/2013

10.21	Plain English Intellectual Property Security Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	10.17	9/16/2013

10.22	Loan and Security Agreement between the Registrant and Comerica Bank dated July 18, 2013	S-1	10.19	8/26/2013

10.23	Intellectual Property Security Agreement between the Registrant and Comerica Bank dated July 18, 2013	S-1	10.20	9/16/2013

10.24	Inter Creditor Agreement between the Registrant, Comerica Bank and TriplePoint Capital LLC dated July 18, 2013	S-1	10.21	8/26/2013

10.25	Form of Subordination Agreement between Comerica Bank and certain creditors	S-1	10.22	8/26/2013

21.1	List of Subsidiaries	S-1	21.1	8/26/2013

23.1	Consent of Registered Public Accounting Firm – KPMG LLP				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.**				X

101.SCH	XBRL Taxonomy Extension Schema Document.**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X

#	Management contract or compensatory arrangement
+	Confidential treatment request
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.