Form 10-Q
period 2014-04-30
Violin Memory Inc
filed 2014-06-06
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of May 30, 2014, 90,140,241 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	April 30, 2014	January 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,893	$40,273
Short-term investments	39,102	59,106
Accounts receivable, net (including amounts due from a related party of $309 and $565 as of April 30, 2014 and January 31, 2014, respectively)	15,191	21,055
Inventory	38,198	39,653
Other current assets	9,085	6,154

Total current assets	149,469	166,241
Property and equipment, net	13,502	13,653
Other assets	5,117	4,769

	$168,088	$184,663

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$7,500	$—
Accounts payable (including amounts due to a related party of $11,370 and $12,208 as of April 30, 2014 and January 31, 2014, respectively)	22,794	18,389
Accrued liabilities (including amounts due to a related party of $5,848 and $6,875 as of April 30, 2014 and January 31, 2014, respectively)	31,381	37,315
Deferred revenue (including amounts received from a related party of $69 and $89 as of April 30, 2014 and January 31, 2014, respectively)	14,096	13,480

Total current liabilities	75,771	69,184
Long-term deferred revenue (including amounts received from a related party of $41 and $43 as of April 30, 2014 and January 31, 2014, respectively)	12,006	11,755

Total liabilities	87,777	80,939

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of April 30, 2014; no shares outstanding	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of April 30, 2014; 87,747 and 83,057 shares issued and outstanding as of April 30, 2014 and January 31, 2014, respectively	9	8
Additional paid-in capital	463,063	456,223
Accumulated other comprehensive income	4	115
Accumulated deficit	(382,765)	(352,622)

Total stockholders’ equity	80,311	103,724

	$168,088	$184,663

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Revenue:
Product revenue (including related party sales of $491 and $1,651 for the three months ended April 30, 2014 and 2013, respectively)	$12,773	$22,478
Service revenue (including related party sales of $1,042 and $56 for the three months ended April 30, 2014 and 2013, respectively)	5,360	2,320

Total revenue	18,133	24,798

Cost of revenue:
Cost of product revenue (including related party purchases of $5,625 and $7,281 for the three months ended April 30, 2014 and 2013, respectively) (1)	6,666	13,077
Cost of service revenue (1)	1,898	1,649

Total cost of revenue	8,564	14,726

Gross profit	9,569	10,072

Operating expenses:
Sales and marketing (1)	16,233	18,252
Research and development (1)	15,836	15,934
General and administrative (1)	5,832	4,110
Restructuring and transition	1,756	—

Total operating expenses	39,657	38,296

Loss from operations	(30,088)	(28,224)
Other income (expense), net	119	(280)
Interest expense	(168)	—

Loss before income taxes	(30,137)	(28,504)
Income taxes	6	20

Net loss	$(30,143)	$(28,524)

Net loss per share of common stock, basic and diluted	$(0. 35)	$(1.86)

Shares used to compute net loss per share of common stock, basic and diluted	85,951	15,358

(1) Includes stock-based compensation expense as follows (Note 6):
Cost of product revenue	$179	$17
Cost of service revenue	87	226
Sales and marketing	1,437	1,517
Research and development	4,266	1,360
General and administrative	1,671	1,701

	$7,640	$4,821

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Net loss	$(30,143)	$(28,524)
Foreign currency translation adjustments	(111)	(8)

Comprehensive loss	$(30,254)	$(28,532)

Reclassification adjustments were not significant for each of the three months ended April 30, 2014 and 2013.

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(30,143)	$(28,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,010	2,507
Provision for excess and obsolete inventory	242	—
Accretion of interest	167	—
Stock-based compensation	7,640	4,821
Changes in operating assets and liabilities, net:
Accounts receivable	5,864	(33)
Inventory	(216)	(1,628)
Other assets	(3,571)	196
Accounts payable	4,145	2,633
Accrued liabilities	(5,014)	2,567
Deferred revenue	867	5,042

Net cash used in operating activities	(17,009)	(12,419)

Cash flows from investing activities:
Purchase of property and equipment	(1,045)	(1,469)
Purchase of short-term investments	(11,214)	—
Maturities of short-term investments	31,218	—

Net cash provided by (used in) investing activities	18,959	(1,469)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	12,138
Proceeds from line of credit	7,500	—
Initial public offering costs	—	(451)
Taxes paid on net settlement of shares	(3,212)	—
Proceeds from exercise of common stock options	1,493	47

Net cash provided by financing activities	5,781	11,734

Effect of exchange rates on cash and cash equivalents	(111)	(8)

Net increase (decrease) in cash and cash equivalents	7,620	(2,162)
Cash and cash equivalents at beginning of period	40,273	17,378

Cash and cash equivalents at end of period	$47,893	$15,216

Supplemental disclosure of other cash flow information:
Taxes paid	$12	$9
Interest paid	27	—
Supplemental disclosure of non-cash investing and financing activities:
Non cash accruals related to fixed asset purchases	260	101
Transfer of inventory to property and equipment	356	1,434
Vesting of early stock option exercises	36	51

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 16, 2014. The results of operations for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ended January 31, 2015 or any other future period.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its significant estimates, including those related to estimated selling prices for elements sold in multiple-element revenue arrangements, product warranty, determination of the fair value of stock options, carrying values of inventories, liabilities for unrecognized tax benefits and deferred income tax asset valuation allowances. The Company also uses estimates in determining the useful lives of property and equipment and in its provision for doubtful accounts. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies have been described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC on April 16, 2014. There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update was effective prospectively for the Company beginning in the first quarter of fiscal 2015. The adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists, which is effective for the periods beginning after December 15, 2013. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on February 1, 2014, and was applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting periods. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption will have on its consolidated financial statements.

2. Cash Equivalents and Short-Term Investments

The following is a summary of cash equivalents and short-term investments by type of instrument (in thousands):

	April 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$37	$—	$—	$37
Commercial paper	19,848	—	—	19,848
Corporate debt securities	11,918	4	(2)	11,920
U.S. government and agency obligations	9,553	4	(1)	9,556
Municipal obligations	13,690	6	—	13,696

Total investments	$55,046	$14	$(3)	$55,057

Reported as:
Cash equivalents	$15,955	$—	$—	$15,955
Short-term investments	39,091	14	(3)	39,102

Total investments	$55,046	$14	$(3)	$55,057

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money Market funds	$15,229	$—	$—	$15,229
Commercial paper	19,097	—	—	19,097
Corporate debt securities	8,134	4	(3)	8,135
U.S. government and agency obligations	29,130	5	(3)	29,132
Municipal obligations	18,434	8	—	18,442

	$90,024	$17	$(6)	$90,035

Reported as:
Cash equivalents	$30,929	$—	$—	$30,929
Short-term investments	59,095	17	(6)	59,106

Total investments	$90,024	$17	$(6)	$90,035

Short-term investments as of April 30, 2014 and January 31, 2014 consist of U.S. corporate debt securities, U.S. government and municipal debt and agency obligations and commercial paper.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated comprehensive income. Realized gains or losses are recorded based on the specific identification method. For the three months ended April 30, 2014, the Company’s realized gains or losses on short-term investments were not material.

The amortized cost and fair value of investments held as of April 30, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$46,367	$46,374
Due within one to two years	8,679	8,683

	$55,046	$55,057

Included in the investment balances in the tables above is accrued interest related to purchased investments of approximately $0.3 million as of April 30, 2014 and January 31, 2014, respectively.

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

The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	April 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$37	$—	$—	$37
Corporate debt securities	—	11,920	—	11,920
U.S. government and agency obligations	—	9,556	—	9,556
Municipal obligations	—	13,696	—	13,696
Commercial paper	—	19,848	—	19,848

	$37	$55,020	$—	$55,057

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$15,229	$—	$—	$15,229
Corporate debt securities	—	8,135	—	8,135
U.S. government and agency obligations	—	29,132	—	29,132
Municipal obligations	—	18,442	—	18,442
Commercial paper	—	19,097	—	19,097

	$15,229	$74,806	$—	$90,035

Included in the investment balances in the tables above is accrued interest related to purchased investments of approximately $0.3 million as of April 30, 2014 and January 31, 2014, respectively.

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and federal and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There have been no transfers between Level 1 and 2 during the three months ended April 30, 2014 and year ended January 31, 2014.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

4. Balance Sheet Components

Accounts Receivable

The following table shows the components of accounts receivable, net (in thousands):

	April 30, 2014	January 31, 2014
Accounts receivable	$15,384	$21,248
Reserve for sales returns and allowances	(193)	(193)

	$15,191	$21,055

Inventory

The following table shows the components of inventory (in thousands):

	April 30, 2014	January 31, 2014
Raw materials	$19,223	$15,326
Finished goods	18,975	24,327

	$38,198	$39,653

Property and equipment, net

The following table shows the components of property and equipment (in thousands):

	April 30, 2014	January 31, 2014
Laboratory equipment	$24,078	$22,854
Computer hardware and software	12,479	11,440
Office furniture	305	305
Leasehold improvements	310	310

	37,172	34,909
Less: accumulated depreciation	(23,670)	(21,256)

	$13,502	$13,653

Depreciation expense (including amortization of leasehold improvements and intangibles) was $3.0 million and $2.5 million for the three months ended April 30, 2014 and 2013, respectively.

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	April 30, 2014	January 31, 2014
Compensation and benefits	$8,514	$10,805	*
Customer advance from Toshiba (Note 10)	5,848	6,875
Accrued vendor payables	6,890	6,661
Restructuring and transition charges	2,294	3,248
Professional fees	3,100	4,635	*
Warranty	1,324	1,223
Other	3,411	3,868	*

	$31,381	$37,315

*	Reflects the reclassification of certain amounts within total accrued liabilities as of January 31, 2014 from other accrued liabilities to compensation and benefits and professional fees.

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	Three Months Ended April 30,
	2014	2013
Balance, beginning of period	$1,223	$994
Additions	474	436
Settlements	(373)	(231)

Balance, end of period	$1,324	$1,199

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) as of April 30, 2014 and January 31, 2014, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short Term Investments	Total
Accumulated other comprehensive income as of January 31, 2014	$104	$11	$115
Other comprehensive loss, net of tax	(111)	—	(111)

Accumulated other comprehensive income (loss) as of April 30, 2014	$(7)	$11	$4

The Company did not have any reclassifications out of accumulated other comprehensive income (loss) for the three months ended April 30, 2014 and year ended January 31, 2014. The Company did not recognize any other-than-temporary impairment on its available-for-sale securities for the periods presented.

5. Equity Award and Employee Compensation Plans

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

Shares authorized under the 2012 Plan include 9,088,950 shares subject to outstanding awards and shares subject to vesting restrictions under the Company’s 2005 Plan and 7,500,000 shares which were authorized under the 2012 Plan. The reserve will automatically increase on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount determined by the Board of Directors. As of February 1, 2014, the share reserve increased by 4,150,000, to an aggregate of 11,650,000 authorized under the plan. The 2012 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time. In addition, during the quarter ended April 30, 2014, the Company issued Inducement Awards totaling 6,250,000 outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08, to the Company’s CEO and certain key executives.

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005, 2012 Plans as well as the Inducement Awards (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balances, January 31, 2014	5,459	5,230	$1.43	7.23	$19,770
Additional shares authorized (2)	10,400
RSUs granted	(942)	—	—
Recovery of shares from RSU net settlement	763	—	—
RSUs cancelled/forfeited	1,670	—	—
Options granted (2)	(8,439)	8,439	4.00
Options exercised		(1,216)	1.02
Options forfeited	147	(147)	2.86

Balances, April 30, 2014	9,058	12,306	$3.22	7.92	$44,302

Options vested and expected to vest – April 30, 2014		12,109	$3.22	7.94	$43,592
Options exercisable – April 30, 2014		3,292	$1.21	7.27	$11,851

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Includes 4,150,000 shares added to the 2012 Plan and 6,250,000 shares related to options issued under Inducement Grant Stock Option Agreements.

The weighted average grant date fair value of options granted during the quarter ended April 30, 2014 was $1.73 per share. The total intrinsic value of options exercised during the quarter ended April 30, 2014 was $3.8 million.

Restricted Stock Units

The Company’s outstanding restricted stock units, or RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over three to four years. The liquidity condition was satisfied with the Company’s initial public offering, or IPO, and settled in March 2014. Share-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period.

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2014	15,077	$6.09	$56,990
RSUs granted	942	4.22
RSUs vested	(4,393)	4.21
RSUs cancelled/forfeited	(1,670)	5.88

Balance, April 30, 2014	9,956	$5.72	$35,840

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the quarter ended April 30, 2014 amounted to $18.6 million.

For the three months ended April 30, 2014, vested RSUs include 3.7 million for which the service condition was satisfied and vested in March 2014 upon satisfaction of the liquidity condition. Under net settlement procedures applicable to the March 2014 vesting dates, approximately 763,000 RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock.

Non-employee Stock Options and Awards

For the three months ended April 30, 2014, the Company did not grant any options to non-employees. For the three months ended April 30, 2013, the Company granted 5,000 stock options to a non-employee. For the three months ended April 30, 2014, the Company granted approximately 309,000 restricted shares of common stock to non-employees. For the three months ended April 30, 2013, the Company did not grant any restricted shares of common stock to non-employees.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). Upon adoption a total of 1,000,000 shares have been reserved for issuance under the 2012 Purchase Plan, and the number of shares available for issuance under the 2012 Purchase Plan automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares. On February 1, pursuant to the provisions of the plan, the share reserved was increased by 600,000 shares to an aggregate of 1,600,000 shares reserved under the plan. The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 27 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or in the case of an offering period that commenced on the IPO, 85% of the price at which one share of stock was offered to the public in the IPO, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan at any time.

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

6. Stock-Based Compensation

As of April 30, 2014, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $42.2 million. The Company expects, based upon equity awards outstanding as of April 30, 2014, to amortize $14.1 million during the remainder of fiscal 2015, $16.1 million in fiscal 2016, $8.6 million in fiscal 2017, $3.2 million in fiscal 2018 and $0.2 million in fiscal 2019. There was no capitalized stock-based compensation expense for any period presented.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options and purchase rights under the ESPP. This model requires the input of highly subjective assumptions including the expected term of the option, expected stock price volatility, dividend yield and risk-free interest rate. The Company used the following assumptions:

Stock options	Three Months Ended April 30, 2014
Expected life of options (in years)	5.15
Expected volatility	47.7%
Risk-free interest rate	1.5%
Dividend yield	0%

Stock based compensation associated with non-employee awards was approximately $0.2 million and $0.3 million for the quarters ended April 30, 2014 and 2013, respectively.

Employee stock purchase plan	Three Months Ended April 30, 2014
Expected life of options (in years)	2.18
Expected volatility	45.6%
Risk-free interest rate	0.12%
Dividend yield	0%

During the three months ended April 30, 2014, the Company accelerated vesting of certain options and RSU awards, consistent with the original terms of the awards as a result of the Company’s restructuring initiatives, and recognized incremental charges related to equity awards of approximately $2.0 million in the condensed consolidated statement of operations.

7. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended April 30, 2014 and 2013 was $6,000 and $20,000, respectively. As of April 30, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

The Company has a full valuation allowance against its net operating loss carryforwards and research and development credits for both federal and state purposes. Utilization of the net operating loss carry forwards and credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards and credits before utilization.

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

As of April 30, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

8. Commitments and Contingencies

Litigation

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. The Company filed a response to the amended complaint on October 2, 2013, and again denied the allegations. The parties are engaged in discovery. Trial in the matter is scheduled for July 2014.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and lead co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, and seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed a motion to dismiss the complaint. That motion is now pending before the court, and a hearing is scheduled for June 17, 2014. It is not known when the court will rule on the motion.

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

The Company intends to defend itself vigorously in both securities actions.

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2014 and January 31, 2014.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Future minimum lease payments under the Company’s operating leases as of April 30, 2014, are as follows (in thousands):

Years ending January 31:
2015 (remaining)	$2,255
2016	3,638
2017	3,515
2018	294

$9,702

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for the materials when received and services once they are completed. As of April 30, 2014, the Company had approximately $6.9 million of outstanding purchase commitments to such contract manufacturer and other vendors.

In July 2013, the Company entered into an OEM agreement with a software vendor, which obligates the Company to pay up to an aggregate of $12.0 million, upon the software vendor meeting certain delivery milestones through December 2014. No milestones had been completed during the three months ended April 30, 2014. As of April 30, 2014, the remaining purchase commitment totaled $6.0 million.

In July 2012, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. The Company made the first commercial shipment in April 2013 and began paying royalties. As of April 30, 2014, the remaining purchase commitment was $3.9 million.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team. As part of this agreement, the Company will receive advertising and related benefits at the stadium under construction in Santa Clara, California from 2014 through 2023. Under the agreement, the Company was committed to make payments to the Team of $4.0 million per year beginning in fiscal 2015 and for nine years thereafter. In April 2014, the Company entered into an amendment of the agreement, whereby the total commitment over the 10 year term was reduced to $1.75 million per year. Under this new agreement, the Company’s space and seating, signage space and certain other provisions have been reduced. The balance of the Company’s first year’s payments of $1.25 million is due to be paid on November 5, 2014. There have been no amounts recognized in advertising expenses related to this agreement for the three months ended April 30, 2014, as the advertising activity is expected to be recognized over the periods benefited by the agreement once the stadium commences operations.

Other Contingencies

From time to time, the Company may become involved in legal proceedings or other claims and assessments arising in the ordinary course of business. The Company is not currently a party to any litigation matters, except as discussed above, which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

9. Related-Party Transactions

Toshiba

As of April 30, 2014, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock or 10% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba. The Company purchased $5.6 million and $7.3 million of NAND flash memory from Toshiba during the three months ended April 30, 2014 and 2013, respectively.

Toshiba also resells the Company’s products in Japan. The Company recognized revenue of $0.5 million and $1.7 million related to the sale of Flash Memory Arrays and services to Toshiba during the three months ended April 30, 2014 and 2013, respectively.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company applied ASC 605-25 to identify the deliverables. The Company concluded that the deliverables are development services, sample PCIe cards and support services for the sample PCIe cards. The Company recognized $6.0 million of revenue related to development of PCIe cards and $3.2 million of revenue related to sample products during fiscal 2014 as determined on a relative fair value basis. For the three months ended April 30, 2014, the Company had recognized an additional $1.0 million under the agreement related to development services performed.

In May 2014, the Company entered into a mutual termination agreement with Toshiba to terminate its development of PCIe cards. Under the agreement, the remaining portion of prepaid development services and sample cards as of April 30, 2014 of $5.8 million, was refunded to Toshiba.

10. Restructuring and Transition Charges

During the fourth quarter of fiscal 2014, the Company initiated a restructuring plan focused on accelerating growth and increasing operating leverage, including a reorganization of its sales, marketing and engineering functions in order to better focus on the core segments of the flash-based storage market and improve operating and financial efficiency. In connection with the Company’s restructuring activities and decision to focus on its core Flash Memory Array market, the Company also decided to evaluate strategic alternatives for its PCIe Flash Memory Card product line and engaged an investment banker (See Note 14).

The Company’s restructuring and transition charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments, payments for pro-rata share of earned incentive pay and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not be utilized over the remaining lease term. Other related charges primarily consist of write-off of purchased software, which will not be utilized and consulting charges associated with global reorganization of the Company.

As of April 30, 2014, total restructuring and transition charges incurred to date were $6.6 million, primarily relating to severance and benefits.

Information related to the Company's restructuring and transition related activities for the three months ended April 30, 2014 is as follows (in thousands):

	Severance and related charges	Excess Facility charges	Other Charges	Total
Balance January 31, 2014	$2,371	$511	$366	$3,248
Restructuring provision	858	834	64	1,756
Payments	(2,148)	(145)	(417)	(2,710)

Balance April 30, 2014	$1,081	$1,200	$13	$2,294

11. Segment Information and Customer Concentration

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

	Three Months Ended April 30,
	2014	2013
Revenue:
Americas:
United States	$9,501	$17,507
Other Americas	297	14

	9,798	17,521

Europe:
United Kingdom	1,082	629
Other Europe	3,493	2,123

	4,575	2,752

Asia Pacific:	3,760	4,525

	$18,133	$24,798

	April 30, 2014	January 31, 2014
Property and Equipment:
United States	$13,129	$13,232
Europe	367	415
Asia Pacific	6	6

	$13,502	$13,653

Customer Concentration

For the three months ended April 30, 2014, no customer represented 10% or more of net revenue. For the three months ended April 30, 2013, revenue from Avnet, Inc. represented 24% of net revenue, with no other single customer accounting for more than 10% of revenue. Revenue from the Company’s five largest customers for the three months ended April 30, 2014 and 2013 was 36% and 48%, respectively. As a consequence of the limited number of customers and the concentrated nature of their purchases, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

At April 30, 2014, there were no customers that represented 10% or more of the accounts receivable balance. At January 31, 2014, Commtech Innovative Solutions and Avnet represented 27% and 15% of accounts receivable, respectively, with no other customers accounting for more than 10% of the accounts receivable balance.

12. Net Loss Per Share

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

	Three Months Ended April 30,
	2014	2013
Numerator:
Net loss	$(30,143)	$(28,524)

Denominator:
Weighted average common shares outstanding	86,003	15,645
Less: Weighted average unvested common shares subject to repurchase	52	287

Weighted average shares used to compute net loss per share of common stock, basic and diluted	85,951	15,358

Net loss per share of common stock, basic and diluted	$(0.35)	$(1.86)

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

	Three Months Ended April 30,
	2014	2013
Convertible preferred stock (on an as converted basis)	—	23,536
Common stock subject to repurchase	34	219
Warrants related to common stock	84	—
Shares subject to outstanding common stock options and restricted stock units	22,262	16,162

	22,380	39,917

13. Debt and Line of Credit

Debt Facility

During May 2013, the Company entered into a $50 million debt arrangement with TriplePoint Capital LLC, or TriplePoint. The facility had first secured interest in substantially all of the Company’s assets and intellectual property other than $7.5 million of accounts receivable. The Company had one year to utilize the facility, which had a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.0% to 13.5%. In addition, the loans had an end-of-term payment, ranging from 0.5% to 14.0% of the principal amount depending on the duration of the loan. As of April 30, 2014, the Company had no amounts outstanding on this facility.

In May 2014, the Company terminated its loan agreement with TriplePoint Capital, LLC which was due to expire May 12, 2014. Pursuant to the agreement, TriplePoint has released all collateral under the loan agreement.

Line of Credit

The Company can borrow up to 80% of its current U.S.-based receivables, or $7.5 million, whichever is lower. The line is secured against the Company’s accounts receivable and collections thereof as well as its intellectual property. The line, which expires in July 2015, has a term of two years and bears the interest rate of prime plus 1% (4.25% as of April 30, 2014). As of April 30, 2014, the Company had $7.5 million outstanding on its line of credit.

14. Subsequent events

In May 2014, the Company terminated its loan agreement with TriplePoint Capital, LLC (See Note 13).

In May 2014, the Company entered into a mutual termination agreement with Toshiba effective April 30, 2014 (See Note 9).

On May 29, 2014, the Company entered into an asset purchase agreement with SK hynix Inc. (“SK hynix”) to sell certain intellectual property rights and fixed assets, primarily related to its PCIe product line. As consideration, SK hynix agreed to pay the Company $23.0 million and to assume certain employee-related liabilities of approximately $0.5 million. Under the agreement, ten percent (10%), or approximately $2.3 million, of the purchase price will be held in escrow for a period of twelve months, in support of general indemnifications, warranties and covenants. The purchase price is subject to a downward adjustment to the extent certain conditions are not satisfied. The Company expects to incur fees and expenses of approximately $4 million upon closing of this transaction. The closing of the transaction contemplated by the Purchase Agreement, which is subject to the satisfaction of certain customary conditions, is expected to occur by the end of the second quarter of fiscal 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 16, 2014 (File No. 001-36069). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements unless required by law.

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

In September 2011, we expanded our product offering with the introduction of our 6000 Series Flash Memory Arrays, which is based on our four-layer architecture that significantly improves performance density, or IOPS per rack unit. In March 2013, we expanded our innovation in persistent memory technologies and proprietary techniques in flash management from our memory arrays to our Velocity Peripheral Component Interconnect Express, or PCIe, Flash Memory Cards. Our PCIe Flash Memory Cards leverage our expertise in persistent memory-based storage and controller design, as well as our vMOS software stack, to offer a differentiated architecture in a widely deployable PCIe form factor. In December 2013, in connection with our restructuring activities and with our decision to focus on our core Flash Memory Array market, we decided to evaluate strategic alternatives for our PCIe Flash Memory Card product line. In May 2014, we entered into an asset purchase agreement with SK hynix to sell certain intellectual property rights and fixed assets, primarily related to our PCIe Flash Memory Card product line. As consideration, SK hynix agreed to pay us $23.0 million and to assume certain employee-related liabilities of approximately $0.5 million. We expect to close the transaction, which is subject to customary closing conditions in the second quarter of fiscal 2015.

During fiscal 2014, we also introduced the Violin Symphony System Management software and Violin Maestro Memory Services software. We intend to devote substantial resources to continue to develop innovative solutions that optimize the performance capability of flash memory technology and enhance our vMOS software stack to incorporate additional data management functionality.

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of April 30, 2014, we had 146 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of April 30, 2014, we believe our Flash Memory Arrays had been deployed by over 325 end-customers. We and our authorized service providers also sell support services to our end-customers.

An initial sale by us to an end-customer typically requires three to nine months of selling efforts because we devote time to educating the prospective end-customer about the technical merits, potential cost savings and other benefits of our products in contrast to our competitors’ products. In addition, our sales process typically includes a trial deployment of our systems in the end-customer’s data center. We currently derive and expect to continue to derive a significant portion of our revenue from existing end-customers. The selling effort required for repeat orders from end-customers is usually less time-consuming than that required for initial orders. We maintain a close relationship with our end-customers through our client teams consisting of sales, service and support and technical personnel. It has generally taken between six and twelve months for us to establish a relationship with a systems vendor or technology partner, because our products are often integrated into a broader enterprise solution offered by them. Once we establish a relationship with a systems vendor or technology partner, we work with them to co-market our solutions.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 36% and 48% for the first three months of fiscal 2014 and 2013, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 52% and 71% of total revenue for the three months ended April 30, 2014 and 2013, respectively.

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

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through equity financings. As of January 31, 2014, we had an accumulated deficit of $382.8 million. In February 2014, we announced a strategic restructuring plan designed to accelerate our growth and increase our operating leverage. The restructuring plan included three elements: a reorganization of our sales and marketing functions to align our resources around a more direct and channel go-to-market model; a realignment of our engineering resources to concentrate our efforts on core product areas while reducing or eliminating investments in non-core areas; and a review of strategic alternatives for our PCIe Flash Memory Card product line. Since the end of the third quarter of fiscal 2014 through the first quarter of fiscal 2015, we have reduced peak employment by more than 25%. While our financial model has become more balanced in the last two quarters, we still anticipate that we will incur net losses for at least the next several quarters.

We had revenue of $18.1 million and $24.8 million for the three months ended April 30, 2014 and 2013, respectively. Our headcount decreased to 352 as of April 30, 2014 from 437 employees as of January 31, 2014, and was 448 as of April 30, 2013. We had a net loss of $30.1 million and $28.5 million for the three months ended April 30, 2014 and 2013, respectively.

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

Relationships with Systems Vendors and Technology Partners

One of the keys to growing our business is our ability to broaden our routes to market and to a lesser extent our geographic reach. A key component of this strategy is our intention to establish relationships with systems vendors and technology partners. Systems vendors incorporate our products into a broader enterprise solution offered by them. These relationships also allow us to leverage the account control, marketing, brand and other resources of our systems vendor partners to reach more potential customers and broaden our target markets. Technology partners allow us to enhance our product offerings by leveraging leading technologies that are well-accepted in the marketplace. Our relationships with technology partners also extend our reach into different end markets and new target end-customers. Continued success in establishing relationships with systems vendors and technology partners would allow us to grow our business by expanding our target markets and distribution capabilities.

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

Interest Expense

Interest expense consists of interest related to convertible notes debt facility and line of credit, including the amortization of the debt facility commitment fee and related warrants over the term of one year.

Provision for Income Taxes

From inception through April 30, 2014, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2014, we had approximately $150.5 million and $65.8 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2026 and 2014, respectively.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended April 30,
	2014	2013
Revenue:
Product revenue	$12,773	$22,478
Service revenue	5,360	2,320

Total revenue	18,133	24,798

Cost of revenue:
Cost of product revenue (1)	6,666	13,077
Cost of service revenue (1)	1,898	1,649

Total cost of revenue	8,564	14,726

Gross profit	9,569	10,072

Operating expenses:
Sales and marketing (1)	16,233	18,252
Research and development (1)	15,836	15,934
General and administrative (1)	5,832	4,110
Restructuring and transition charges	1,756	—

Total operating expenses	39,657	38,296

Loss from operations	(30,088)	(28,224)
Other income (expense), net	119	(280)
Interest expense	(168)	—

Loss before income taxes	(30,137)	(28,504)
Income taxes	6	20

Net loss	$(30,143)	$(28,524)

Net loss per share of common stock, basic and diluted	$(0.35)	$(1.86)

Shares used to compute net loss per share of common stock, basic and diluted	85,951	15,358

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$179	$17
Cost of service revenue	87	226
Sales and marketing	1,437	1,517
Research and development	4,266	1,360
General and administrative	1,671	1,701

	$7,640	$4,821

Comparison of the Three Months Ended April 30, 2014 and 2013

Revenue

	Three Months Ended April 30,		Change in
	2014	2013	$	%
Product revenue	$12,773	$22,478	$(9,705)	(43%)
Service revenue	5,360	2,320	3,040	131%

	$18,133	$24,798	$(6,665)	(27%)

Revenue decreased $6.7 million to $18.1 million for the three months ended April 30, 2014 as compared to $24.8 million for the three months ended April 30, 2013. The decrease was primarily due to a decrease in 6000 Series Flash Memory Array product revenue of $8.3 million and a decrease of approximately $1.1 million from the discontinued 3000 Series Flash Memory product, offset partially by an increase in service revenue of $3.0 million. The decrease was due primarily to the disruption caused by our restructuring including sales and marketing headcount and operating expense reductions as we transition our sales organization to a more efficient go-to-market model. During the three months ended April 30, 2014 and 2013, revenue associated with our 6000 Series Flash Memory Arrays represented 64% and 80% of product revenue, respectively. The increase in service revenue primarily relates to the continued growth of support contracts as our installed base grew and due to the recognition of $1.0 million associated with the development services related to PCIe cards for Toshiba.

Revenue from our five largest customers for the three months ended April 30, 2014 and 2013 was 36% and 48% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change in
	2014	2013	$	%
Cost of product revenue	$6,666	$13,077	$(6,411)	(49%)
Cost of service revenue	1,898	1,649	249	15%

	$8,564	$14,726	$6,162	(42%)

Gross Profit	$9,569	$10,072	$(503)	(5%)

Product gross margin	48%	42%
Service gross margin	65%	29%
Total gross margin	53%	41%

Gross profit decreased $0.5 million to $9.6 million for the three months ended April 30, 2014 from $10.1 million for the three months ended April 30, 2013, due to the lower revenue offset by the improvement of gross margin on product and service revenue. Gross margin increased to 53% for the three months ended April 30, 2014 as compared to 41% for the year ago period primarily due to improved product margins resulting from the introduction of our 6264 Flash Memory Array and, to a lesser extent, an introduction of software revenue in fiscal 2014. The 6264 Flash Memory Array takes advantage of Toshiba’s 19 nanometer process geometry for its NAND flash memory, allowing us to double the density of the array in the same five inch form factor. This capacity improvement allows us to increase our average selling price by about 50% and expand our gross margins by over 1,000 basis points. Service margin increased due primarily to the increase in service revenue due to the larger revenue base covered by support contracts relative to the year ago period and services provided to Toshiba under our development agreement of $1.0 million.

Operating Expenses

	Three Months Ended April 30,		Change in
	2014	2013	$	%
Sales and marketing	$16,233	$18,252	$(2,019)	(11%)
Research and development	15,836	15,934	(98)	(1%)
General and administrative	5,832	4,110	1,722	42%
Restructuring and transition	1,756	—	1,756	100%

	$39,657	$38,296	$14,151

Sales and marketing expenses decreased $2.0 million to $16.2 million for the three months ended April 30, 2014 from $18.2 million for the three months ended April 30, 2013. The decrease was primarily due to a decrease in personnel-related expenses of $2.5 million primarily due to a decrease in sales and marketing employees from 202 as of April 30, 2013 to 146 as of April 30, 2014. We also experienced decreases in expenses related to travel of $0.3 million, marketing expenses of $0.1 million and software tools of $0.1 million. These decreases were partially offset by increases in outside services of approximately $0.5 million and depreciation expense of $0.6 million. Stock compensation to sales and marketing personnel was $1.4 million for the three months ended April 30, 2014, compared with $1.5 million for the three months ended April 30, 2013.

Research and development expenses decreased slightly by $0.1 million to $15.8 million for the three months ended April 30, 2014 from $15.9 million for the three months ended April 30, 2013. The decrease was primarily due to lower personnel related costs of $2.0 million related to a decrease in research and development employees from 188 as of April 30, 2013 to 146 as of April 30, 2014, and reduction of prototype expenses of $0.7 million, offset by an increase in stock based compensation of $3.0 million. Stock based compensation expense for research and development was $4.3 million for the three months ended April 30, 2014, compared with $1.4 million for the three months ended April 30, 2013.

General and administrative expenses increased $1.7 million to $5.8 million for the three months ended April 30, 2014 from $4.1 million for the three months ended April 30, 2013. The increase was primarily due to increases in legal and professional fees of $1.3 million, insurance of $0.2 million and facilities expenses of $0.1 million. Stock compensation expense was approximately $1.7 million for both the three months ended April 30, 2014 and 2013, respectively.

For the three months ended April 30, 2014, we recognized restructuring and transition charges of $1.8 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focuses on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the first quarter of fiscal 2015, we incurred severance expenses related to restructuring charges of $0.9 million for involuntary termination of employees, excess facility charges of $0.8 million and other transition related expenses of $0.1 million.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of April 30, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments totaling $87.0 million and accounts receivable of $15.2 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million. In May 2013, we entered into a $50 million debt arrangement with TriplePoint Capital LLC, or TriplePoint, which expired in May 2014. In July 2013, we established a line of credit in the amount of $7.5 million with Comerica Bank, discussed in more detail below.

Cash Flow Analysis

	Three Months Ended April 30,		Change in
	2014	2013	$	%
Net cash provided by (used in):
Operating activities	$(17,009)	$(12,419)	$(4,590)	37%
Investing activities	18,959	(1,469)	20,428	(1,391%)
Financing activities	5,781	11,734	(5,953)	(51%)

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the three months ended April 30, 2014 was $17.0 million. For the three months ended April 30, 2014, our operating cash flow consisted primarily of our net loss of $30.1 million and an increase in other assets of $3.6 million and decrease in accrued liabilities of $5.0 million, partially offset by a decrease in accounts receivable of $5.9 million and increase in accounts payable of $4.1 million, stock-based compensation of $7.6 million, and depreciation and amortization of $3.0 million.

Investing Activities

Cash provided in investing activities for the nine months ended April 30, 2014 was $19.0 million attributable to net maturities of short-term investments of $20.0 million, offset partially by purchases of property and equipment of $1.0 million.

Financing Activities

Cash flows from financing activities primarily include net proceeds from borrowings on the Company’s line of credit of $7.5 million and proceeds from issuance of common stock of $1.5 million, offset by net taxes paid related to net share settlement of equity awards of $3.2 million related to terminated employees.

Future Capital Requirements

As of April 30, 2014, we had cash, cash equivalents and short-term investments of $87.0 million. For the three months ended April 30, 2014, cash used in operations was primarily funded by proceeds from our debt and equity transactions. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in, businesses, technologies or other assets.

In May 2013, we entered into a $50 million debt facility with TriplePoint Capital LLC. The TriplePoint facility had a first secured interest in substantially all of our assets and intellectual property other than $7.5 million of accounts receivable. The TriplePoint facility allowed us to incur additional debt of up to $7.5 million from a party other than TriplePoint so long as this debt is subordinated to the debt we had with TriplePoint. We had one year to draw on the TriplePoint facility, which included a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.0% to 13.5%. In addition, the loans had an end-of-term payment, ranging from 0.5% to 14.0% of the principal amount depending on the duration of the loan. There were no financial covenants in this facility.

As of April 30, 2014, we had no amounts outstanding under this facility. The debt agreement with TriplePoint was terminated in May 2014. We do not intend to renew the facility.

Our line of credit with Comerica Bank has a term of two years, bears interest at the rate of prime plus 1.0% and is secured by our accounts receivable and collections thereof as well as our intellectual property. While amounts are outstanding, we have agreed to certain operating covenants, including a requirement to obtain Comerica’s consent to a merger or acquisition of us if our obligations to Comerica are not repaid in connection with such merger or acquisition, a requirement to obtain Comerica’s consent before we acquire another company under certain circumstances, a prohibition on certain investments in third parties and restrictions on our ability to pay dividends or make distributions. As of April 30, 2014, we had borrowings of $7.5 million outstanding under the line of credit.

We believe that our existing cash, cash equivalents, short-term investments and available line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. The amount of IPO proceeds used for our operations will depend on the amount of cash generated from our operations and any strategic decisions we may make that could alter our plans and the amount of cash necessary to fund these plans. Although management believes existing cash, cash equivalents, short-term investments and available line of credit will be sufficient to fund our operations and capital expenditures for at least the next twelve months, it may be necessary thereafter to finance our future operations and capital expenditures by raising additional capital. Ultimately, management intends to finance operations by achieving profitable operations. However, there can be no assurances that capital will be available on acceptable terms to us or at all, or that we will ever achieve profitable operations. If we are not able to raise additional capital or access our debt facilities in sufficient amounts to fund our operations in the future, it could have a negative impact on our business plans.

Contractual Obligations

The following summarizes our contractual obligations as of April 30, 2014 (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Operating lease obligations (1)	$9,702	$3,207	$6,495	$—	$—
Purchase commitments (2) (3) (4) (5)	33,730	14,794	6,686	3,500	8,750

Total	$43,432	$18,001	$13,181	$3,500	$8,750

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities.
(2)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(3)	In June 2012 and as amended in April 2014 we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team. As part of this amended agreement, from fiscal 2015 through fiscal 2024, we will receive digital advertising, branding throughout the stadium and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium under construction in Santa Clara, California to be used by the Team. Under our amended agreement, we are committed to make payments to the Team of $1.75 million per year over the term of this agreement starting in fiscal 2015. Purchase obligations include all amounts we are obligated to pay under this agreement of $17.0 million.
(4)	In July 2012, we entered into OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. During April 2013, we made our first commercial shipment under the agreement and began paying royalties. Purchase obligations include all remaining amounts we are obligated to pay under this agreement of $3.9 million.
(5)	In July 2013, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $12.0 million upon the software vendor meeting certain delivery milestones through December 2014. Purchase obligations include all remaining amounts we are obligated to pay under this agreement of $6.0 million.

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

Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K filed on April 16, 2014, with the SEC under the Securities Act under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our investments consist of money market funds, U.S. Corporate debt securities, U.S government, agency and municipal obligations and commercial paper. As of April 30, 2014, we had cash and cash equivalents and short term investments of $87.0 million. The carrying amount of our cash and cash equivalents and short term investments reasonably approximate fair value due to the short maturities of these investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. We filed a response to the amended complaint on October 2, 2013, and again denied the allegations. The parties are engaged in discovery. Trial in the matter is scheduled for July 2014.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and lead co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, and seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed a motion to dismiss the complaint. That motion is now pending before the court, and a hearing is scheduled for June 17, 2014. It is not known when the court will rule on the motion.

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

The Company intends to defend itself vigorously in both securities actions.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our annual report filed on form 10-K, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our Flash Memory Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue results for our first quarter of fiscal 2015 were materially below the fourth quarter of fiscal 2014. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this periodic report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and our liquidity position imposes risk to our operations.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through April 30, 2014, and we have an accumulated deficit of $382.8 million as of April 30, 2014. Through April 30, 2014, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing to fund our operations.

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

We have incurred a net loss in each quarter since our inception. As of April 30, 2014, we had an accumulated deficit of $382.8 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability in a particular period, we may not be able to sustain it.

Our revenue growth rate in recent periods is not likely to recur and is not indicative of our future performance.

Our revenue growth in recent periods may not be indicative of our future performance. We do not expect to achieve similar revenue growth rates in future periods. In fact, in future periods, our total revenue could decline similar to our experience in our most recent fiscal quarter. For example, our revenue in the first quarter of fiscal 2015 declined by $9.9 million compared to the fourth quarter of fiscal 2014. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth. If we are unable to increase our revenue in future periods our revenue declines from our prior performance, it may be difficult to achieve and maintain profitability.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various high-performance array-based storage approaches employed by next-generation datacenters. Competitors include incumbent primary storage vendors, such as Dell Inc, EMC Corporation, Hewlett-Packard (3PAR), Hitachi Data Systems Corporation, International Business Machines Corporation, and NetApp Inc., which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In addition, a number of privately-held and newly public companies are attempting to enter our market, some of which may become significant competitors in the future.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the three months ended April 30, 2014 and 2013 was 36% and 48% of total revenue, respectively.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2015, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our sales cycles can be long and unpredictable, particularly with respect to large orders and establishing systems vendor relationships that require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate significantly.

Our sales efforts include convincing end-customers of our products’ reliability and interoperability with their existing network infrastructure. Because our products are based on emerging flash technology, we often must invest time in educating our potential end-customers of the benefits of flash technology over legacy technologies, such as HDDs. Customers often undertake a trial deployment to evaluate and test our products which can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, which could further extend the sales cycle as these new personnel typically require a significant amount of training and experience until they are productive. These factors, among others, result in long and unpredictable sales cycles, particularly with respect to large orders and the establishment of system vendor relationships. Further, we may invest significant management attention and expense in building relationships that do not ultimately result in successful sales.

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

If we are unable to properly forecast, monitor, control and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain in order to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in the inventory level of our finished products which would cause us to incur manufacturing costs in a period that are not offset by sales of finished products. For example, in the fourth quarter of fiscal 2014 our inventory increased to $39.7 million and we incurred a provision for excess and obsolete inventory related to our PCIe inventory and non-cancellable purchase commitments of $9.2 million. In addition, our inability to manage inventory levels in connection with future product transitions may harm our operating results.

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

The market for flash memory in storage products is rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to trends in this market as they develop and evolve. Sales of our products are dependent in large part upon demand in markets that require high-performance data storage solutions, such as business-critical applications, virtualization and Big Data. It is difficult to predict with any precision customer adoption rates, end-

customer demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately predict our future performance. Our products may never gain broad adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although flash-based data storage products have a number of advantages compared to other data storage alternatives, flash-based storage devices have certain disadvantages as well, including a higher price per gigabyte of storage, potentially shorter product lifecycles, more limited methods for data recovery and lower performance for certain uses, including sequential I/O transactions and increased utilization of host system resources than traditional storage, and in some circumstances may require end-customers to modify or replace network systems originally installed for traditional storage media. A reduction in demand for flash-based data storage caused by lack of end-customer acceptance, technological challenges, competing technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.

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

Our storage products comprise only a part of a datacenter’s infrastructure. Accordingly, our products must interoperate with our end-customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which are typically manufactured by a wide variety of systems vendors. When new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products interoperate properly. We may not accomplish these development efforts quickly, cost-effectively or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these applications, our end-

customers may not be able to adequately utilize the data stored on our products, and we may, among other consequences, fail to increase, or we may lose, market share and experience reduced demand for our products, which would adversely affect our business, operating results and financial condition.

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

For example, our revenue from the federal government in fiscal 2014 declined 56% compared to fiscal 2013 as a result of the general uncertainty about the global economic recovery and ongoing fiscal and budgetary uncertainty in the United States, including the adverse economic effects of the U.S. government shutdown in October 2013.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $2.50 to $7.98 per share through May 1, 2014. Some of the factors affecting our volatility include:

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

None.

Use of Proceeds from Public Offering of Common Stock

Our IPO was made pursuant to a registration statement on Form S-1 (File No. 333-190823), which the SEC declared effective on September 26, 2013. As a result of the offering, we raised approximately $145.8 million in proceeds, net of underwriting discounts, commissions and offering expenses. As of April 30, 2014, we have invested a portion of the net proceeds in short-term, interest bearing obligations and investment grade instruments, and have also repaid all of our outstanding debt obligations. On a go forward basis, we intend to use a portion of the net proceeds for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on September 27, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1+	First Amendment to Sponsorship Agreement by and between Forty Niners SC Stadium Company and the Company - redacted version				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.**				X

101.SCH	XBRL Taxonomy Extension Schema Document.**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X

+	Confidential treatment requested.
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: June 6, 2014	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 6, 2014	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1+	First Amendment to Sponsorship Agreement by and between Forty Niners SC Stadium Company and the Company - redacted version				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.**				X

101.SCH	XBRL Taxonomy Extension Schema Document.**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**				X

+	Confidential treatment requested.
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (Extensible business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.