Form 10-Q
period 2014-07-31
Violin Memory Inc
filed 2014-09-11
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of August 29, 2014, 92,055,160 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	July 31, 2014	January 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,844	$40,273
Restricted cash	2,300	—
Short-term investments	23,125	59,106
Accounts receivable, net (including amounts due from a related party of $364 and $565 as of July 31, 2014 and January 31, 2014, respectively)	12,060	21,055
Inventory	33,926	39,653
Other current assets	8,249	6,154

Total current assets	134,504	166,241
Property and equipment, net	11,861	13,653
Other assets	5,781	4,769

	$152,146	$184,663

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,826	$—

Accounts payable (including amounts due to a related party of $8,035 and $12,208 as of July 31, 2014 and January 31, 2014, respectively)	17,133	18,389
Accrued liabilities (including amounts due to a related party of $0 and $6,875 as of July 31, 2014 and January 31, 2014, respectively)	20,506	37,315
Deferred revenue, current (including amounts received from a related party of $45 and $89 as of July 31, 2014 and January 31, 2014, respectively)	13,729	13,480

Total current liabilities	61,194	69,184
Deferred revenue, noncurrent (including amounts received from a related party of $38 and $43 as of July 31, 2014 and January 31, 2014, respectively)	10,719	11,755
Long-term liabilities	1,074	—

Total liabilities	72,987	80,939

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of July 31, 2014; no shares issued and outstanding as of July 31, 2014 and January 31, 2014	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of July 31, 2014; 91,435 and 83,057 shares issued and outstanding as of July 31, 2014 and January 31, 2014, respectively	9	8
Additional paid-in capital	470,407	456,223
Accumulated other comprehensive income	(80)	115
Accumulated deficit	(391,177)	(352,622)

Total stockholders’ equity	79,159	103,724

	$152,146	$184,663

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)
Revenue:
Product revenue (including related party sales of $364 and $594 for the three months ended July 31, 2014 and 2013, respectively; and $855 and $2,245 for the six months ended July 31, 2014 and 2013, respectively)	$14,188	$23,595	$26,961	$46,073
Service revenue (including related party sales of $33 and $61 for the three months ended July 31, 2014 and 2013, respectively; and $1,075 and $117 for the six months ended July 31, 2014 and 2013, respectively)	4,405	2,910	9,765	5,230

Total revenue	18,593	26,505	36,726	51,303

Cost of revenue:
Cost of product revenue (including related party purchases of $343 and $5,994 for the three months ended July 31, 2014 and 2013, respectively; and $5,911 and $13,274 for the six months ended July 31, 2014 and 2013, respectively)(1)	6,934	13,661	13,600	26,738
Cost of service revenue (1)	1,971	1,673	3,869	3,322

Total cost of revenue	8,905	15,334	17,469	30,060

Gross profit	9,688	11,171	19,257	21,243

Operating expenses:
Sales and marketing (1)	15,107	18,624	31,340	36,876
Research and development (1)	12,994	18,800	28,830	34,734
General and administrative (1)	5,154	4,040	10,986	8,150
Gain on sale of PCI product line	(17,448)	—	(17,448)	—
Restructuring charges	1,306	—	3,062	—
Litigation settlement	652	—	652	—

Total operating expenses	17,765	41,464	57,422	79,760

Loss from operations	(8,077)	(30,293)	(38,165)	(58,517)
Other income (expense), net	(181)	(6)	(62)	(286)
Interest expense	(124)	(342)	(292)	(342)

Loss before income taxes	(8,382)	(30,641)	(38,519)	(59,145)
Income taxes	30	7	36	27

Net loss	$(8,412)	$(30,648)	$(38,555)	$(59,172)

Net loss per share of common stock, basic and diluted	$(0.09)	$(1.98)	$(0.43)	$(3.84)

Shares used in computing net loss per share of common stock, basic and diluted	91,410	15,507	88,839	15,425

(1) Includes stock-based compensation expense, as follows:
Cost of product revenue	$279	$22	$458	$39
Cost of service revenue	93	425	180	651
Sales and marketing	1,191	1,763	2,628	3,280
Research and development	1,834	1,260	6,100	2,620
General and administrative	1,419	1,653	3,090	3,354

	$4,816	$5,123	$12,456	$9,944

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)
Net loss	$(8,412)	$(30,648)	$(38,555)	$(59,172)
Foreign currency translation adjustments	(84)	8	(195)	—

Comprehensive loss	$(8,496)	$(30,640)	$(38,750)	$(59,172)

There were no reclassification adjustments during the three and six months ended July 31, 2014 and 2013.

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended July 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(38,555)	$(59,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,861	5,428
Gain on sale of PCIe product line	(17,448)	—
Provision for excess and obsolete inventory	606	337
Accretion of interest cost	(194)	134
Stock-based compensation	12,456	9,944
Changes in operating assets and liabilities, net:
Accounts receivable	8,995	(4,306)
Inventory	2,972	(4,266)
Other assets	(1,682)	2,911
Accounts payable	(3,589)	(1,387)
Accrued liabilities	(16,008)	1,873
Deferred revenue	(787)	24,558

Net cash used in operating activities	(47,373)	(23,946)

Cash flows from investing activities:
Purchase of property and equipment	(3,572)	(2,699)
Proceeds from sale of PCIe product line	23,000	—
Increase in restricted cash	(2,300)	—
Purchase of short-term investments	(11,214)	—
Maturity of investments	47,195	—

Net cash provided by (used in) investing activities	53,109	(2,699)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	2,450
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	21,258
Proceeds from debt and line of credit, net of issuance costs	17,326	20,078
Repayment of debt	(7,500)	(191)
Initial public offering expenses	—	(1,057)
Proceeds from exercise of common stock options and restricted stock, net	2,416	192
Taxes paid related to net share settlement of equity awards	(3,212)	—

Net cash provided by financing activities	9,030	42,730

Effect of exchange rates on cash and cash equivalents	(195)	—

Net increase in cash and cash equivalents	14,571	16,085
Cash and cash equivalents at beginning of year	40,273	17,378

Cash and cash equivalents at end of period	$54,844	$33,463

Supplemental disclosure of other cash flow information:
Taxes paid	$12	$24
Interest paid	63	—
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	2,149	1,151
Vesting of early stock option exercises	59	91

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 16, 2014. The results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2015 or any other future period.

The Company effected a two-for-one reverse stock split to its common stock for all stockholders of record as of September 12, 2013 with an automatic adjustment to the conversion ratio of the outstanding shares of convertible preferred stock to reflect the same reverse stock split ratio upon conversion of the convertible preferred stock into common stock. Based on the adjusted conversion ratio, two outstanding shares of preferred stock converted into one share of common stock, except for Series D convertible preferred stock for which every two shares converted into 1.016998402 shares of common stock. All information related to common stock, stock options, RSUs and earnings per share for prior periods has been retroactively adjusted to give effect to the reverse stock split.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies have been described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC on April 16, 2014. With exception of the discussions below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Sale of Assets

In May 2014, the Company entered into an asset purchase agreement with SK Hynix Inc. (“SK Hynix”) to sell certain intellectual property rights and fixed assets related to its PCIe product line. As consideration, SK Hynix agreed to pay the Company $23.0 million and assumed certain employee-related liabilities of approximately $0.5 million. The transaction closed in July 2014, and the Company recorded a gain of $17.4 million after deducting from the aggregate consideration (i) compensation paid to the transferred workforce of $3.2 million, which includes $1.4 million of stock-based compensation, (ii) professional fees of $2.4 million and (iii) the net book value of the fixed assets sold of $0.5 million.

Restricted Cash

Pursuant to the asset purchase agreement with SK Hynix, the Company is required to maintain a balance of $2.3 million in an escrow account in support of certain guarantees the Company made to the purchaser as part of the transaction. The amount will be released from escrow in July 2015, net of any disbursements related to the covered guarantees.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists, which is effective for the periods beginning after December 15, 2013. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on February 1, 2014, and was applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016. The Company has determined that this pronouncement would not have had a material impact on the Company’s financial position or results of operations.

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

2. Cash Equivalents and Short-Term Investments

The following is a summary of cash equivalents and short-term investments by type of instrument as of July 31, 2014 and January 31, 2014 (in thousands):

	July 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$782	$—	$—	$782
Commercial paper	6,850	—	—	6,850
Corporate debt securities	6,816	—	—	6,816
U.S. government and agency obligations	6,303	—	—	6,303
Municipal obligations	10,005	—	—	10,005

	$30,756	$—	$—	$30,756

Reported as:
Cash equivalents	$7,631	$—	$—	$7,631
Short-term investments	23,125	—	—	23,125

	$30,756	$—	$—	$30,756

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money Market funds	$15,229	$—	$—	$15,229
Commercial paper	19,097	—	—	19,097
Corporate debt securities	8,134	4	(3)	8,135
U.S. government and agency obligations	29,130	5	(3)	29,132
Municipal obligations	18,434	8	—	18,442

	$90,024	$17	$(6)	$90,035

Reported as:
Cash equivalents	$30,929	$—	$—	$30,929
Short-term investments	59,095	17	(6)	59,106

	$90,024	$17	$(6)	$90,035

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated comprehensive loss. Realized gains or losses are recorded based on the specific identification method. For the three months ended July 31, 2014, the Company’s realized gains or losses on short-term investments were not material.

The amortized cost and fair value of investments held as of July 31, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value

Due within one year	$20,607	$20,607
Due within one to two years	2,518	2,518

	$23,125	$23,125

Included in the tables above is accrued interest related to purchased investments of approximately $0.2 million as of July 31, 2014 and $0.3 million as of January 31, 2014, respectively.

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

The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$782	$—	$—	$782
Corporate debt securities	—	6,816	—	6,816
U.S. government and agency obligations	—	6,303	—	6,303
Municipal obligations	—	10,005	—	10,005
Commercial paper	—	6,850	—	6,850

	$782	$29,974	$—	$30,756

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$15,229	$—	$—	$15,229
Corporate debt securities	—	8,135	—	8,135
U.S. government and agency obligations	—	29,132	—	29,132
Municipal obligations	—	18,442	—	18,442
Commercial paper	—	19,097	—	19,097

	$15,229	$74,806	$—	$90,035

Included in the tables above is accrued interest related to purchased investments of approximately $0.2 million as of July 31, 2014 and $0.3 million as of January 31, 2014, respectively.

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and federal and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There have been no transfers between Level 1 and 2 during the three and six months ended July 31, 2014.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

4. Balance Sheet Components

Accounts Receivable

The following table shows the components of accounts receivable, net (in thousands):

	July 31, 2014	January 31, 2014
Accounts receivable	$12,100	$21,248
Allowance for doubtful accounts	(40)	(193)

	$12,060	$21,055

Inventory

The following table shows the components of inventory (in thousands):

	July 31, 2014	January 31, 2014
Raw materials	$12,479	$15,326
Finished goods	21,447	24,327

	$33,926	$39,653

Property and equipment, net

The following table shows the components of property and equipment (in thousands):

	July 31, 2014	January 31, 2014
Laboratory equipment	$25,696	$22,854
Computer hardware and software	11,408	11,440
Office furniture	310	305
Leasehold improvements	348	310

	37,762	34,909
Less: accumulated depreciation	(25,901)	(21,256)

	$11,861	$13,653

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.5 million and $2.9 million for the three months ended July 31, 2014 and 2013, respectively, and $5.5 million and $5.4 million for the six months ended July 31, 2014 and 2013, respectively.

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	July 31, 2014	January 31, 2014
Compensation and benefits	$10,040	$10,805	*
Customer advance from Toshiba (Note 9)	—	6,875
Purchase commitments	2,401	6,661
Restructuring charges	1,484	3,248
Professional fees	3,160	4,635	*
Warranty	1,245	1,223
Other	2,176	3,868	*

	$20,506	$37,315

*	Reflects the reclassification of certain amounts within total accrued liabilities as of January 31, 2014 from other accrued liabilities to compensation and benefits and professional fees.

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	Six Months Ended July 31,
	2014	2013

Balance, beginning of year	$1,223	$994
Additions	712	868
Settlements	(690)	(562)

Balance, end of period	$1,245	$1,300

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as of July 31, 2014 and January 31, 2014, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated Other comprehensive income as of January 31, 2014	$11	$104	$115
Other comprehensive loss, net of tax	(195)	—	(195)

Accumulated Other comprehensive income as of July 31, 2014	$(184)	$104	$(80)

The Company did not have any reclassifications out of accumulated other comprehensive income (loss) as of July 31, 2014 and January 31, 2014. The Company did not have any other-than-temporary loss on its available-for-sale securities for all periods presented.

5. Equity Award and Employee Compensation Plans

The 2012 Stock Plan

In November 2012, the Company’s stockholders approved the adoption of the of the 2012 Stock Incentive Plan (the “2012 Stock Plan”) as the successor plan to the 2005 Stock Plan effective at the completion of the Company’s initial public offering (“IPO”). Unexercised options under the 2005 Plan that cancel due to a grantee’s termination may be reissued under the 2012 Stock Plan. Under the 2012 Stock Plan, stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 100% of the fair value on the date of grant. These share awards and options generally expire seven years from the date of grant. Such share awards and options generally vest ratably over three to four years.

Shares authorized under the 2012 Plan include 9,088,950 shares subject to outstanding awards and shares subject to vesting restrictions under the Company’s 2005 Plan and 7,500,000 shares which were authorized under the 2012 Plan. The reserve will automatically increase on the first day of each fiscal year in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (ii) another amount determined by the Board of Directors. On February 1, 2014, the share reserve increased by 4,150,000, to an aggregate of 11,650,000 authorized under the plan. The 2012 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time. In addition, during the six months ended July 31, 2014, the Company issued Inducement Awards totaling 6,250,000 outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08, to the Company’s CEO and certain key executives.

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005, 2012 Plans as well as the Inducement Awards (in thousands, except per share data):

	Shares Available for Grant	Outstanding Options
		Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balances, January 31, 2014	5,459	5,230	$1.43	7.23	$19,770
Additional shares authorized (2)	10,400
RSUs granted	(3,109)
Recovery of shares from net settlement	763
RSUs cancelled/forfeited	2,586
Options granted (2)	(9,011)	9,011	3.97
Options exercised		(1,501)	1.01
Options forfeited	254	(254)	3.06

Balances, July 31, 2014	7,342	12,486	$3.28	7.69	$49,445

Options vested and expected to vest - July 31, 2014		10,752	$3.16	7.70	$42,577
Options exercisable – July 31, 2014		3,488	$1.54	7.33	$13,812

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Includes 4,150,000 shares added to the 2012 Plan and 6,250,000 shares related to options issued under Inducement Grant Stock Option Agreements.

The weighted average grant date fair value of options granted during the quarter ended July 31, 2014 was $1.72 per share. The total intrinsic value of options exercised during the six months ended July 31, 2014 was $4.6 million.

Restricted Stock Units

The Company’s outstanding restricted stock units, or RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over three to four years. The liquidity condition was settled with the Company’s IPO and was settled in March 2014. Share-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period.

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2014	15,077	$6.09	$56,990
RSUs granted	3,109	3.73
RSUs vested	(7,408)	3.94
RSUs cancelled/forfeited	(2,586)	5.73

Balance, July 31, 2014	8,192	$5.67	$32,439

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the six months ended July 31, 2014 amounted to $29.4 million.

During the six months ended July 31, 2014, 3.7 million of RSUs for which the service condition was satisfied vested in March 2014 upon satisfaction of the liquidity condition. Under net settlement procedures applicable to the March 2014 vesting dates, approximately 786,000 RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock.

Non-employee Stock Options and Awards

For the three and six months ended July 31, 2014, the Company did not grant any options to non-employees. For the three and six months ended July 31, 2013, the Company granted 5,000 stock options to a non-employee. For the three and six months ended July 31, 2014, the Company granted approximately 309,000 restricted shares of common stock to non-employees. For the three and six months ended July 31, 2013, the Company did not grant any restricted shares of common stock to non-employees.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). Upon adoption a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. The number of shares available for issuance under the 2012 Purchase Plan automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares. On February 1, 2014, pursuant to the provisions of the plan, the share reserved was increased by 600,000 shares to an aggregate of 1,600,000 shares reserved under the plan. The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 27 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or in the case of an offering period that commences on the IPO, 85% of the price at which one share of stock was offered to the public in the IPO, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan at any time.

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

6. Stock-Based Compensation

As of July 31, 2014, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $36.9 million. The Company expects to recognize $6.8 million during the remainder of fiscal 2015, $12.4 million in fiscal 2016, $10.7 million in fiscal 2017, $6.2 million in fiscal 2018 and $0.8 million in fiscal 2019. There was no capitalized stock-based compensation expense for any period presented.

Stock based compensation associated with non-employee awards was approximately $0.3 million and $0.2 million for the three months ended July 31, 2014 and 2013, respectively, and $0.5 million and $0.6 million for the six months ended July 31, 2014 and 2013, respectively.

During the three months ended July 31, 2014, the Company accelerated vesting of certain options and RSU awards as a result of the Company’s restructuring initiatives and recognized incremental charges related to equity awards of approximately $1.4 million in the consolidated statement of operations.

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

Income tax expense for the six months ended July 31, 2014 and 2013 was $36,000 and $27,000, respectively, and $30,000 and $7,000 for the three months ended July 31, 2014 and 2013, respectively. As of July 31, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of July 31, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

8. Commitments and Contingencies

Litigation

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. In August 2014, the Company entered into a settlement agreement with Savvian, whereby the Company agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. The Company had previously accrued professional fees of $1.8 million associated with an equity financing. As such, we accrued $0.7 million as a result of this settlement during the second quarter of fiscal 2015.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and lead co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, and seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed a motion to dismiss the complaint. The motion has been briefed and argued and now is before the court. It is not known when the court will rule on the motion.

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

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of July 31, 2014 and January 31, 2014.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Future minimum lease payments under the Company’s operating leases as of July 31, 2014, are as follows (in thousands):

Fiscal years ending January 31:	Amount
2015 (remaining)	$2,192
2016	3,896
2017	3,615
2018	294

$9,997

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for the materials when received and services once they are completed. As of July 31, 2014, the Company had approximately $5.0 million of outstanding purchase commitments to such contract manufacturer and other vendors.

In July 2013, the Company entered into an OEM agreement with a software vendor, which obligates the Company to pay up to an aggregate of $12.0 million, upon the software vendor meeting certain delivery milestones through December 2014. As of July 31, 2014, the remaining purchase commitment totaled $4.5 million.

In July 2012, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. The Company made the first commercial shipment in April 2013 and began paying royalties. As of July 31, 2014, the remaining purchase commitment was $3.6 million.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California from 2014 through 2023 for $1.8 million per year over the 10-year term. The balance of the Company’s first payment of approximately $1.25 million is due in November 2014. There have been no amounts recognized in advertising expenses related to this agreement for the six months ended July 31, 2014, as the advertising activity is expected to be recognized over the periods benefited by the agreement once the stadium commences operations in the third quarter of fiscal 2015.

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

9. Related-Party Transactions

Toshiba

As of July 31, 2014, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock or 10% of the Company’s total common stock outstanding.

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

For the three months ended April 30, 2014, the Company recognized an additional $1.0 million under the agreement related to development services performed. The remaining $5.8 million advance payment was repaid to Toshiba in May 2014 pursuant to the Mutual Termination of Contract Agreement between Toshiba and the Company.

In addition to the development agreement, the Company recognized revenue of $0.4 million and $0.6 million related to the sale of Flash Memory Arrays and services to Toshiba during the three months ended July 31, 2014 and 2013, respectively, and $0.9 million and $2.2 million during the six months ended July 31, 2014 and 2013, respectively.

The Company purchased $0.3 million and $6.0 million of NAND flash memory from Toshiba during the three months ended July 31, 2014 and 2013, respectively, and $5.9 million and $13.3 million during the six months ended July 31, 2014 and 2013, respectively.

10. Restructuring Charges

During the fourth quarter of fiscal 2014, the Company initiated a restructuring plan focused on accelerating growth and increasing operating leverage, including a reorganization of its sales, marketing and engineering functions in order to better focus on the core segments of the flash-based storage market and improve operating and financial efficiency. In connection with the Company’s restructuring activities and decision to focus on its core Flash Memory Array market, the Company also decided to evaluate strategic alternatives for its PCIe Flash Memory Card product line and engaged an investment banker. In July 2014, the Company sold its PCIe product line to SK Hynix for $23.0 million.

The Company’s restructuring charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments, payments for pro-rata share of earned incentive pay and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not be utilized over the remaining lease term.

As of July 31, 2014, total restructuring charges incurred to date were $7.9 million, primarily relating to severance and benefits. Information related to the Company’s restructuring related activities for the six months ended July 31, 2014 is below (in thousands):

	Severance and related charges	Excess Facility charges	Other Restructuring Charges	Total

Balance January 31, 2014	$2,371	$511	$366	$3,248
Restructuring provision	1,185	1,810	67	3,062
Payments and other adjustments	(2,864)	(455)	(433)	(3,752)

Balance July 31, 2014	$692	$1,866	$—	2,558

Less noncurrent portion				(1,074)

Current portion of restructuring accrual				$1,484

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

Revenue	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Americas:
United States	$12,443	$18,837	$21,945	$36,344
Other Americas	34	196	331	209

	12,477	19,033	22,276	36,553

Europe:
United Kingdom	599	1,197	1,680	1,826
Other Europe	3,070	1,885	6,563	4,008

	3,669	3,082	8,243	5,834

Asia Pacific:	2,447	4,390	6,207	8,916

	$18,593	$26,505	$36,726	$51,303

Property and Equipment	July 31, 2014	January 31, 2014

United States	$11,542	$13,232
Europe	313	415
Asia Pacific	6	6

	$11,861	$13,653

Concentrations

For the three months ended July 31, 2014, two customers represented 13% and 10% of net revenue. For the six months ended July 31, 2013, one customer represented 12% of net revenue. No other single customer accounted for more than 10% of revenue in the three months ended July 31, 2013 or in the six months ended July 31, 2014. Revenue from the Company’s five largest customers for the three months ended July 31, 2014 and 2013 was 42% and 28%, respectively, and 30% and 33% during the six months ended July 31, 2014 and 2013, respectively. As a consequence of the limited number of customers and the concentrated nature of their purchases, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

At July 31, 2014, one customer represented 10% of the accounts receivable balance. At January 31, 2014, Commtech Innovative Solutions and Avnet Inc. represented 27% and 15% of accounts receivable, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(8,412)	$(30,648)	$(38,555)	$(59,172)

Denominator:
Weighted-average common shares outstanding	91,432	15,690	88,879	15,682
Less: Weighted-average unvested common shares subject to repurchase	22	183	40	257

Weighted-average shares used to compute net loss per share, basic and diluted	91,410	15,507	88,839	15,425

Net loss per share, basic and diluted	$(0.09)	$(1.98)	$(0.43)	$(3.84)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Convertible preferred stock (on an as converted basis)	—	47,715	—	47,715
Common stock subject to purchase	11	147	11	147
Convertible loan	—	209	—	209
Common stock warrants	84	67	84	67
Shares subject to outstanding common stock options and restricted stock units	20,678	15,818	20,678	15,818

	20,773	63,956	20,773	63,956

13. Debt and Line of Credit

Debt Facility

During May 2013, the Company entered into a $50.0 million debt arrangement with TriplePoint Capital LLC, or TriplePoint. The facility had first secured interest in substantially all of the Company’s assets and intellectual property other than $7.5 million of accounts receivable. The Company had one year to utilize the facility, which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.00% to 13.50%. In addition, the loans had an end-of-term payment, ranging from 0.50% to 14.00% of the principal amount depending on the duration of the loan. In May 2014, the facility was terminated.

Short-term Borrowings

Line of Credit: In July 2013, the Company entered into a $7.5 million line of credit with Comerica Bank. The Company could borrow up to 80% of its current U.S.-based receivables, or $7.5 million, whichever is lower. The line was secured against the Company’s accounts receivable and collections thereof as well as its intellectual property. The line bore interest of prime plus 1% (4.25% as of July 31, 2014). As of July 31, 2014, the Company had $7.5 million outstanding on its line of credit. In August 2014, the Company repaid all outstanding amounts under the line of credit and terminated the Loan and Security Agreement with Comerica. (See Note 14).

Product Financing Arrangement: In July 2014, the Company entered into a managed inventory program to run through December 2014. Under the agreement, the Company gave title to 194,000 units of product to the counterparty for approximately $2.3 million. The Company is obligated to repurchase the product in five equal monthly installments, including predetermined transaction fees of between 4.5% and 6%. As of July 31, 2014, the outstanding balance is reflected as part of short-term borrowings on the condensed consolidated balance sheets.

14. Subsequent Events

Silicon Valley Credit Agreement

In August 2014, the Company entered into a $40.0 million credit facility with Silicon Valley Bank (“SVB”) that provides for a term loan of $10.0 million and a line of credit with a maximum commitment of $30.0 million. The Company’s obligations under the agreement are secured by a first priority security interest in substantially all of its assets.

The term loan bears interest at a rate per annum equal to the sum of (i) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.50% (the “ABR”), plus (ii) 2.50%. The term loan is to be repaid in monthly installments of $278,000 beginning in October 2014 and ending in September 2017, subject to acceleration upon certain specified events of defaults.

Borrowings under the line of credit will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit expires in September 2017, subject to acceleration upon certain specified events of defaults. The Eurodollar rate is determined based on the London Interbank Offered Rate, or LIBOR plus a margin of 5.00%.

Pursuant to this arrangement, the Company agreed to issue SVB a warrant to purchase 79,323 shares of its common stock, $0.0001 par value per share, at a price per share of $3.782. The warrant expires in August 2019.

Comerica Loan Agreement Termination

In August 2014, the Company terminated its Loan and Security Agreement with Comerica Bank.

Settlement of Savvian Litigation

In August 2014, the Company entered into a settlement agreement with Savvian whereby the Company agreed to pay Savvian $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. The Company previously accrued professional fees of $1.8 million associated with an equity financing. As such, the Company accrued an additional $0.7 million as a result of the settlement during the quarter ended July 31, 2014.

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

During the second quarter of fiscal 2015, we announced global availability of enterprise data services software on the Concerto 7000 All Flash Array. The software includes synchronous and asynchronous replication and stretch metro cluster capabilities. Storage snapshots, thin provisioning, LUN and capacity expansion, as well as advanced data protection and storage scaling are also available. Several critical elements of the Concerto enterprise data services software, including continuous data protection, WAN optimized replication and in-flight encryption can all be configured.

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of July 31, 2014, we had 144 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of July 31, 2014, we believe our Flash Memory Arrays had been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers. A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 42% and 28% for the three months ended July 31, 2014 and 2013, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 67% and 71% of total revenue for the three months ended July 31, 2014 and 2013, respectively, and 60% and 71% of total revenue for the six months ended July 31, 2014 and 2013, respectively.

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

We had revenue of $18.6 million and $26.5 million for the three months ended July 31, 2014 and 2013, respectively, and $36.7 million and $51.3 million for the six months ended July 31, 2014 and 2013, respectively. Our headcount decreased to 328 as of July 31, 2014 from 437 employees as of January 31, 2014, and was 448 as of April 30, 2013. We had a net loss of $8.4 million and $30.6 million for the three months ended July 31, 2014 and 2013, respectively, and $38.6 million and $59.1 million for the six months ended July 31, 2014 and 2013, respectively.

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

Cost of Flash Memory

A significant percentage of our cost of revenue is the cost of flash memory. We have a relationship with Toshiba, our sole supplier of our flash memory components. Although we have historically received competitive pricing from Toshiba, our agreement with Toshiba does not provide us with fixed pricing. Under the agreement with Toshiba, we are required to purchase 70% of our annual requirements of flash memory from Toshiba, subject to specified conditions, and design our products to be substantially compatible with Toshiba. However, our supply of flash memory from Toshiba is not guaranteed. There are many variables that may change our cost to procure flash memory. If the component costs of flash memory were to increase, we may not be able to pass on the cost increase to our customers, which could harm our gross margin and operating results. If the component costs of flash memory were to decrease, we may be able to leverage these cost savings into offering a more competitive solution to our end-customers.

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

Operating Expenses

Operating expenses consist primarily of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits and incentive compensation for our employees, including stock-based compensation. As a result, operating expenses have increased significantly over the periods presented. We expect operating expenses to decrease in absolute dollars over the next several quarters as we continue to restructure our operations; however, they may fluctuate from quarter to quarter or as a percentage of revenue from period to period, as we grow our revenue.

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

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, software tools, consulting services and allocated facilities costs. Consulting services generally consist of contracted engineering consulting for specific projects on an as-required basis. We recognize research and development expense as incurred. We expect to continue to devote substantial resources to the development of our products including the development of new software capabilities. We believe that these investments are necessary to maintain and improve our competitive position. In particular, our recent hiring has been focused on software engineers. We believe our current level of personal is sufficient to develop our products in the near term.

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

Other General Expenses

Other general expenses consist of the gain on the sale of our PCIe product line, costs associated with the restructuring activities and expenses for a legal settlement.

Other Income (Expense), Net

Other income (expense), net consists of interest income and foreign currency gains and losses.

Interest Expense

Interest expense consists of interest related to convertible notes and debt.

Provision for Income Taxes

From inception through July 31, 2014, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2014, we had approximately $150.5 million and $65.8 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2026 and 2014, respectively.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)
Revenue:
Product revenue	$14,188	$23,595	$26,961	$46,073
Service revenue	4,405	2,910	9,765	5,230

Total revenue	18,593	26,505	36,726	51,303

Cost of revenue:
Cost of product revenue (1)	6,934	13,661	13,600	26,738
Cost of service revenue (1)	1,971	1,673	3,869	3,322

Total cost of revenue	8,905	15,334	17,469	30,060

Gross profit	9,688	11,171	19,257	21,243

Operating expenses:
Sales and marketing (1)	15,107	18,624	31,340	36,876
Research and development (1)	12,994	18,800	28,830	34,734
General and administrative (1)	5,154	4,040	10,986	8,150
Gain on sale of PCI product line	(17,448)	—	(17,448)	—
Restructuring charges	1,306	—	3,062	—
Litigation settlement	652	—	652	—

Total operating expenses	17,765	41,464	57,422	79,760

Loss from operations	(8,077)	(30,293)	(38,165)	(58,517)
Other income (expense), net	(181)	(6)	(62)	(286)
Interest expense	(124)	(342)	(292)	(342)

Loss before income taxes	(8,382)	(30,641)	(38,519)	(59,145)
Income taxes	30	7	36	27

Net loss	$(8,412)	$(30,648)	$(38,555)	$(59,172)

Net loss per share of common stock, basic and diluted	$(0.09)	$(1.98)	$(0.43)	$(3.84)

Shares used in computing net loss per share of common stock, basic and diluted	91,410	15,507	88,839	15,425

(1) Includes stock-based compensation expense, as follows:
Cost of product revenue	$279	$22	$458	$39
Cost of service revenue	93	425	180	651
Sales and marketing	1,191	1,763	2,628	3,280
Research and development	1,834	1,260	6,100	2,620
General and administrative	1,419	1,653	3,090	3,354

	$4,816	$5,123	$12,456	$9,944

Comparison of the Three Months Ended July 31, 2014 and 2013

Revenue

	Three Months Ended July 31,		Change
	2014	2013	$	%
Revenue:
Product revenue	$14,188	$23,595	$(9,407)	(40%)
Service revenue	4,405	2,910	1,495	51%

Total revenue	$18,593	$26,505	$(7,912)	(30%)

Revenue decreased $7.9 million to $18.6 million for the three months ended July 31, 2014 as compared to $26.5 million for the three months ended July 31, 2013. The decrease was primarily due to a decrease in 6000 Series Array product revenue of $8.2 million and a decrease of approximately $0.8 million from our discontinued 3000 Series product, offset partially by an increase in service revenue of $1.5 million. During the three months ended July 31, 2014 and 2013, revenue associated with our 6000 Series Flash Memory Arrays represented 69% and 79% of product revenue, respectively. The increase in service revenue primarily relates to the continued growth of support contracts as our installed base grew.

Revenue from our five largest customers for the three months ended July 31, 2014 and 2013 was 42% and 28% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2014	2013	$	%
Cost of revenue:
Cost of product revenue	$6,934	$13,661	$(6,727)	(49%)
Cost of service revenue	1,971	1,673	298	18%

Total cost of revenue	8,905	15,334	(6,429)	(42%)

Gross profit	$9,688	$11,171	$(1,483)	(13%)

Product gross margin	51%	42%
Service gross margin	55%	43%
Total gross margin	52%	42%

Cost of revenue decreased $6.4 million to $8.9 million for the three months ended July 31, 2014 from $15.3 million for the three months ended July 31, 2013, primarily due to the decrease in product revenue of approximately $9.4 million. Cost of service increased marginally by $0.3 million in order to support the larger base of products under service contract.

Gross profit decreased $1.5 million to $9.7 million for the three months ended July 31, 2014 from $11.2 million for the three months ended July 31, 2013, due to the lower revenue offset by the improvement of gross margin on product and service revenue. Gross margin increased to 52% for the three months ended July 31, 2014 as compared to 42% for the year ago period.

Product gross margin increased to 51% for the second quarter of fiscal 2015 from 42% in the year ago period primarily due to improved product gross margins resulting from the introduction of our 6264 Flash Memory Array late in the second quarter of fiscal 2014, marking the beginning of our transition to 19 nanometer process geometry for our NAND in our Flash Memory Arrays from 32 nanometer. We were able to double the density of the array in the same five-inch form factor, allowing us to increase our average selling price and expand our gross margins. For the second quarter of fiscal 2015, approximately 75% of our Flash Memory Arrays were based on 19-nanometer NAND as compared to approximately 15% in the year ago period.

Service gross margin increased to 55% for the three months ended July 31, 2104 as compared to the 43% for the year ago period primarily due to the increase of service revenue related to the global installed base of products growing more rapidly than the cost required to provide such services.

Operating Expenses

	Three Months Ended July 31,		Change
	2014	2013	$	%
Operating expenses:
Sales and marketing	$15,107	$18,624	$(3,517)	(19%)
Research and development	12,994	18,800	(5,806)	(31%)
General and administrative	5,154	4,040	1,114	28%
Gain on sale of PCI product line	(17,448)	—	(17,448)	*
Restructuring charges	1,306	—	1,306	*
Litigation settlement	652	—	652	*

Total operating expenses	$17,765	$41,464	$(23,699)	(57%)

*	Not meaningful

Sales and marketing expenses decreased $3.5 million to $15.1 million for the three months ended July 31, 2014 from $18.6 million for the three months ended July 31, 2013. The decrease was primarily due to a decrease in personnel-related expenses of $4.5 million, including a reduction of employee commissions of $1.2 million and a $0.6 million reduction in stock-based compensation. The reduction in personnel-related expenses was primarily due to a decrease in sales and marketing employees from 201 as of July 31, 2013 to 144 as of July 31, 2014. These decreases were partially offset by increases in marketing-related expenses of $0.6 million and depreciation of $0.7 million as the number of our demonstration units increased. Stock-based compensation to sales and marketing personnel was $1.2 million for the three months ended July 31, 2014, compared with $1.8 million for the three months ended July 31, 2013.

Research and development expenses decreased by $5.8 million to $13.0 million for the three months ended July 31, 2014 from $18.8 million for the three months ended July 31, 2013. The decrease was primarily due to a $3.0 million milestone payment related to licensed software made in the prior year and a reduction in personnel-related costs of $2.1 million, including a decrease in stock-based compensation of $0.5 million. Personnel related expenses were lower due to a reduction in the number of research and development employees from 186 as of July 31, 2013 to 127 as of July 31, 2014, including the transfer of the 30 employees from our PCIe card team to SK Hynix during the second quarter of fiscal 2015. Stock-based compensation expense for research and development was $1.8 million for the three months ended July 31, 2014, compared with $1.3 million for the three months ended July 31, 2013.

General and administrative expenses increased $1.1 million to $5.2 million for the three months ended July 31, 2014 from $4.0 million for the three months ended July 31, 2013. The increase was primarily due to increases in personnel-related costs of $0.5 million primarily related to the CEO sign-on bonus being expensed over 18 months, legal and professional fees of $0.2 million and insurance of $0.2 million reflecting the increased costs of being a public company. Stock-based compensation expense was approximately $1.4 million and $1.7 million for the three months ended July 31, 2014 and 2013, respectively.

In May 2014, we entered into an asset purchase agreement with SK Hynix to sell certain intellectual property rights and fixed assets as well as transfer an assembled workforce related to our PCIe product line. As consideration, SK Hynix agreed to pay us $23.0 million and assume certain employee-related liabilities of approximately $0.5 million. We closed the transaction in July 2014 and recorded a gain of $17.4 million after deducting from the aggregate consideration (i) compensation paid to the transferred workforce of $3.2 million, which includes $1.4 million stock-based compensation, (ii) professional fees of $2.4 million and (iii) the net book value of the fixed assets sold of $0.5 million.

For the three months ended July 31, 2014, we recognized restructuring charges of $1.3 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focuses on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the second quarter of fiscal 2015, we incurred excess facility charges of $1.0 million and severance expenses of $0.3 million. With the closing of the transaction with SK Hynix, we completed our restructuring plan.

In August 2014, we entered into a settlement agreement with GCA Savvian LLC, or Savvian, whereby we agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. We previously accrued professional fees of $1.8 million associated with an equity financing. As such, we accrued a litigation settlement of $0.7 million as a result of the settlement during the second quarter of fiscal 2015.

Comparison of the Six Months Ended July 31, 2014 and 2013

Revenue

	Six Months Ended July 31,		Change
	2014	2013	$	%
Revenue:
Product revenue	$26,961	$46,073	$(19,112)	(41%)
Service revenue	9,765	5,230	4,535	87%

Total revenue	$36,726	$51,303	$(14,577)	(28%)

Revenue decreased $14.6 million to $36.7 million for the six months ended July 31, 2014 as compared to $51.3 million for the six months ended July 31, 2013. The decrease was primarily due to a decrease in 6000 Series Array product revenue of $16.5 million and a decrease of approximately $2.0 million from the discontinued 3000 Series product, offset partially by an increase in service revenue of $4.5 million. During the six months ended July 31, 2014 and 2013, revenue associated with our 6000 Series Flash Memory Arrays represented approximately 90% and 80% of product revenue, respectively. The increase in service revenue primarily relates to the continued growth of support contracts as our installed base grew and due to the recognition of $1.0 million associated with the development services related to PCIe cards for Toshiba.

Revenue from our five largest customers for the six months ended July 31, 2014 and 2013 was 30% and 33% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,		Change
	2014	2013	$	%
Cost of revenue:
Cost of product revenue	$13,600	$26,738	$(13,138)	(49%)
Cost of service revenue	3,869	3,322	547	16%

Total cost of revenue	17,469	30,060	(12,591)	(42%)

Gross profit	$19,257	$21,243	$(1,986)	(9%)

Product gross margin	50%	42%
Service gross margin	60%	36%
Total gross margin	52%	41%

Cost of revenue decreased $12.6 million to $17.5 million for the six months ended July 31, 2014 from $30.1 million for the six months ended July 31, 2013, primarily due to the decrease in product revenue of approximately $19.1 million. Cost of service increased by $0.6 million in order to support the larger base of products under service contract.

Gross profit decreased $2.0 million to $19.3 million for the six months ended July 31, 2014 from $21.2 million for the six months ended July 31, 2013 due to the lower revenue offset by the improvement of gross margin on product and service revenue. Gross margin increased to 52% for the six months ended July 31, 2014 as compared to 41% for the year ago period.

Product gross margin was 50% for the six months ended July 31, 2014 as compared to 42% in the year ago period. The improvement of product gross margin was primarily due to the introduction of our 6264 Flash Memory Array late in the second quarter of fiscal 2014, marking the beginning of our transition to 19 nanometer process geometry for our NAND in our Flash Memory Arrays from 32 nanometer. We were able to double the density of the array in the same five-inch form factor, allowing us to increase our average selling price and expand our gross margins.

Service gross margin increased to 60% for the six months ended July 31, 2104 as compared to 36% for the year ago period primarily due to the increase of service revenue related to the global installed base of products growing more rapidly than the cost required to provide such services and the recognition of service revenue of $1.0 million related to services provided under our development agreement with Toshiba in the first half of fiscal 2015.

Operating Expenses

	Six Months Ended July 31,		Change
	2014	2013	$	%
Operating expenses:
Sales and marketing	$31,340	$36,876	$(5,536)	(15%)
Research and development	28,830	34,734	(5,904)	(17%)
General and administrative	10,986	8,150	2,836	35%
Gain on sale of PCI product line	(17,448)	—	(17,448)	*
Restructuring charges	3,062	—	3,062	*
Litigation settlement	652	—	652	*

Total operating expenses	$57,422	$79,760	$(22,338)	(28%)

*	Not meaningful

Sales and marketing expenses decreased $5.5 million to $31.3 million for the six months ended July 31, 2014 from $36.9 million for the six months ended July 31, 2013. The decrease was primarily due to a decrease in personnel-related expenses of $8.1 million, including a reduction in stock-based compensation of $0.7 million. The reduction was primarily due to a decrease in sales and marketing employees from 201 as of July 31, 2013 to 144 as of July 31, 2014 in connection with our restructuring activities. The decrease was partially offset by increases in depreciation of $1.2 million, outside services of $0.4 million and marketing-related expenses of $0.3 million. Stock-based compensation to sales and marketing personnel was $2.6 million for the six months ended July 31, 2014 compared with $3.3 million for the six months ended July 31, 2013.

Research and development expenses decreased by $5.9 million to $28.8 million for the six months ended July 31, 2014 from $34.7 million for the six months ended July 31, 2013. The decrease was primarily due to reductions in personnel-related costs of $4.7 million, a $3 million milestone payment related to licensed software made in the prior year, depreciation of $0.9 million and outside service costs of $0.4 million partially offset by an increase in stock-based compensation of $3.5 million as a result of accelerated vesting of certain equity awards pursuant to the terms of employees’ original employment agreements. We had 127 research and development employees as of July 31, 2014 as compared to 186 as of July 31, 2013, including the transfer of the 30 employees from our PCIe product line that we sold during second quarter of fiscal 2015. Stock-based compensation expense for research and development was $6.1 million for the six months ended July 31, 2014 compared with $2.6 million for the six months ended July 31, 2013.

General and administrative expenses increased $2.8 million to $11.0 million for the six months ended July 31, 2014 from $8.1 million for the six months ended July 31, 2013. The increase was primarily due to increases in personnel-related expenses of $0.7 million, primarily related to the CEO sign-on bonus being recognized over 18 months, legal and professional fees of $1.6 million and insurance of $0.4 million reflecting the increased costs of being a public company. Headcount was 25 as of July 31, 2014 as compared to 23 as of July 31, 2013. Stock compensation expense was approximately $3.1 million for the six months ended July 31, 2014 and $3.4 for the six months ended July 31, 2013.

In May 2014, we entered into an asset purchase agreement with SK Hynix to sell certain intellectual property rights and fixed assets as well as transfer an assembled workforce related to our PCIe product line. As consideration, SK Hynix agreed to pay us $23.0 million and assume certain employee-related liabilities of approximately $0.5 million. We closed the transaction in July 2014 and recorded a gain of $17.4 million after deducting from the aggregate consideration (i) compensation paid to the transferred workforce of $3.2 million, which includes $1.4 million stock-based compensation, (ii) professional fees of $2.4 million and (iii) the net book value of the fixed assets sold of $0.5 million.

For the three months ended July 31, 2014, we recognized restructuring charges of $1.3 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focuses on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the second quarter of fiscal 2015, we incurred severance expenses related to our restructuring activities of excess facility charges of $1.0 million and severance expenses of $0.3 million. With the closing of the transaction with SK Hynix, we completed our restructuring plan.

In August 2014, we entered into a settlement agreement with Savvian whereby we agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. We previously accrued professional fees of $1.8 million associated with an equity financing. As such, we accrued a litigation settlement of $0.7 million as a result of the settlement during the second quarter of fiscal 2015.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of July 31, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $78.0 million and accounts receivable of $12.1 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our initial public offering (“IPO”), in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In August 2014, we entered into a $40 million credit facility with Silicon Valley Bank, or SVB, that provides for a term loan of $10.0 million and a line of credit of $30.0 million. The Company’s obligations under the agreement are secured by a first priority security interest in substantially all of its assets. The term loan is to be repaid in monthly installments of $278,000 beginning in October 2014 and ending in September 2017, subject to acceleration upon certain specified events of defaults.

Cash Flow Analysis

	Six Months Ended July 31,		Change
	2014	2013	$	%
Net cash provided by (used in):
Operating activities	$(47,373)	$(23,946)	$(23,427)	98%
Investing activities	53,109	(2,699)	55,808	(2068%)
Financing activities	9,030	42,730	(33,700)	(79%)

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the six months ended July 31, 2014 was $47.4 million. For the six months ended July 31, 2014, our operating cash flow consisted primarily of our net loss of $38.6 million, a gain on the sale of the PCIe product line of $17.4 million, and decreases in accounts receivable of $9.0 million due to the lower revenues, inventory of $3.0 million and other assets of $1.7 million. Accrued liabilities decreased by $16.0 million primarily due to the settlement of inventory purchase commitments and the refund of costs associated with the termination of our PCIe development contract with Toshiba; and accounts payable decreased by $3.6 million reflecting decreased inventory purchases. In addition, stock-based compensation was $12.5 million and depreciation and amortization expense was $5.9 million.

Investing Activities

Cash provided by investing activities for the six months ended July 31, 2014 was $53.1 million attributable to proceeds from the sale of the PCIe product line of $23 million, net maturities of short-term investments of $36.0 million, partially offset by purchases of property and equipment of $3.6 million and an increase in restricted cash associated with the sale of the PCIe product line of $2.3 million.

Financing Activities

Cash flows from financing activities primarily include net proceeds from borrowings on the Company’s line of credit financing of $7.5 million, proceeds on the product financing arrangement of $2.3 million and proceeds from issuance of common stock of $2.4 million, offset by net taxes paid related to net share settlement of equity awards of $3.2 million primarily related to employees prior to our IPO “lock-up” expiration.

Future Capital Requirements

As of July 31, 2014, we have cash, cash equivalents and short-term investments of $78.0 million. For the six months ended July 31, 2014, cash used in operations was primarily funded by proceeds from our debt and equity transactions during the year. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in, businesses, technologies or other assets.

In May 2013, we entered into a $50.0 million debt facility with TriplePoint Capital LLC, or TriplePoint, which was available to us for one year. The debt facility with TriplePoint terminated in May 2014. No amounts are outstanding under this debt facility as of July 31, 2014.

In July 2013, we entered into a $7.5 million line of credit with Comerica Bank, or Comerica. Under the line of credit, we were able to borrow up to 80% of our current US-based receivables or $7.5 million, whichever was lower. The line of credit was secured by our accounts receivable, collections thereon and intellectual property and bore interest at the rate of prime plus 1%. As of July 31, 2014, we had borrowings of $7.5 million outstanding under a line of credit with Comerica. In August 2014, we repaid all outstanding amounts under the line of credit and terminated the Loan and Security Agreement with Comerica.

In August 2014, we entered into a $40 million credit facility with SVB that provides for a term loan of $10.0 million and a line of credit with a maximum commitment of $30.0 million. Our obligations under the agreement are secured by a first priority security interest in substantially all of our assets. The term loan is to be repaid in monthly installments of $278,000 beginning in October 2014 and ending in September 2017, subject to acceleration upon certain specified events of defaults, and bears interest at a rate per annum equal to the sum of (i) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 0.50% (the “ABR”), plus (ii) 2.50%.

Borrowings under the line of credit will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar Rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit will expire on September 1, 2017, subject to acceleration upon certain specified events of defaults. The Eurodollar rate is determined based on the London Interbank Offered Rate, or LIBOR plus a margin of 5.00%.

The credit agreement with SVB contains a number of covenants and restrictions that, among other things, require us to satisfy certain financial and other covenants and restrict our ability to incur additional debt, create liens, enter into fundamental changes such as mergers or consolidations, make dispositions of property, pay dividends and make distributions, repurchase our stock, make certain investments, make certain acquisitions, enter into agreements with affiliates, enter into sale-leaseback transactions, limit the ability of our subsidiaries to make payments to us, modify the nature of our business, or amend or terminate any material contracts. The financial covenants include covenants requiring us to maintain a minimum consolidated adjusted quick ratio and a minimum consolidated adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA. With respect to the notes offered by this offering memorandum, the credit agreement contains a covenant that prohibit us from paying cash upon conversion (other than cash in lieu of fractional shares), redemption, repurchase or other payment in respect of the principal amount of any of the notes. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Noncompliance with one or more of the covenants and restrictions could result in the amounts borrowed under the credit agreements becoming immediately due and payable.

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

Contractual Obligations

The following summarizes our contractual obligations as of July 31, 2014 (in thousands):

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years

Operating lease commitments	$9,997	$4,233	$5,764	$—	$—
Purchase commitments (1)	30,130	11,794	6,086	3,500	8,750

Total	$40,127	$16,027	$11,850	$3,500	$8,750

(1)	Includes the following (See Note 8 to the condensed, consolidated financial statements):

•	non-cancelable purchase orders for raw materials inventory and others

•	all amounts we are obligated to pay under our sponsorship agreement with the Forty Niners SC Stadium Company LLC;

•	minimum royalty fees payable under certain licensing agreements; and

•	all remaining amounts we are obligated to pay a certain software vendor under an OEM agreement.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 “Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

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

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our investments consist of money market funds, U.S. Corporate debt securities, U.S government, agency and municipal obligations and commercial paper. As of July 31, 2014, we had cash and cash equivalents and short-term investments of $78.0 million. The carrying amount of our cash and cash equivalents and short-term investments reasonably approximate fair value due to the short maturities of these investments. We do not enter into investments for trading of speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. In August 2014, we entered into a settlement agreement with Savvian whereby we agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and lead co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, and seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed a motion to dismiss the complaint. The motion has been briefed and argued, and now is before the court. It is not known when the court will rule on the motion.

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

We have incurred recurring operating losses and negative cash flows from operating activities since inception through July 31, 2014, and we have an accumulated deficit of $391.2 million as of July 31, 2014. Through July 31, 2014, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing to fund our operations.

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

We have incurred a net loss in each quarter since our inception. As of July 31, 2014, we had an accumulated deficit of $391.2 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability in a particular period, we may not be able to sustain it.

Our historical revenue growth rate is not likely to recur and is not indicative of our future performance.

Our revenue and our revenue growth rates achieved in prior periods may not be indicative of our future revenue or revenue growth rates. While we have experienced significant revenue growth rates in the years ended January 31, 2014, 2013 and 2012, we have not achieved similar revenue growth rates for the first half of fiscal 2015. For example, our revenue from the fourth quarter of fiscal 2014 declined by approximately $9.9 million to the first quarter of fiscal 2015. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth. If our revenue does not grow, it may be difficult to achieve and maintain profitability.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from the Company’s 5 largest customers for the six months ended July 31, 2014 and 2013 was 30% and 33%, respectively, and 42% and 28% during the three months ended July 31, 2014 and 2013, respectively.

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

The most significant component that we use in our products is flash memory. Although we have an agreement with Toshiba, the sole supplier of our flash memory components, we may experience a shortage of flash memory if Toshiba is not able to meet our demand. Toshiba may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately to Toshiba or a shortfall in production by Toshiba for reasons unrelated to us. In addition, our agreement with Toshiba does not provide us with fixed pricing for flash memory, which subjects us to fluctuations in pricing. Our agreement with Toshiba also requires us to purchase 70% of our annual requirement for flash memory from Toshiba, subject to specified conditions, and to design our products to be substantially compatible with Toshiba flash memory. If Toshiba were to increase the price of its flash memory, we may not be able to implement a corresponding increase in the price of our products and our revenue and gross margins would be materially adversely affected. In addition, if the flash memory we purchase from Toshiba is not competitive with the performance of other flash memory in the market, the competitiveness of our products may be adversely affected and our business could suffer. For example, the introduction of three dimensional, or 3D, flash memory allows for improved economics. We will need to find supply in a timely manner in order to develop future generations of product. We do not currently have any agreement in place with other flash memory providers in the event that Toshiba cannot meet our demand or we are unable to renew our contract with Toshiba. If we cannot obtain sufficient supply of flash memory at an acceptable price to us, our ability to respond to our customer demand and grow our business could be significantly harmed.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2015, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Our Flash Memory Array product line has accounted for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our Flash Memory Arrays to achieve broad market acceptance;

•	any decline or fluctuation in demand for our Flash Memory Array products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our Flash Memory Array products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our Flash Memory Array products; and

•	our inability to release enhanced versions of our products, including any related software or future generations of Flash Memory, on a timely basis.

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

Significant developments in data storage systems, such as advances in solid state storage drives or improvements in non-volatile memory, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, improvements in existing data storage technologies, such as a significant increase in the speed of traditional interfaces for transferring data between storage and a server or the speed of traditional embedded controllers, could emerge as preferred alternatives to our products, especially if they are sold at lower prices. This could be the case even if such advances do not deliver all of the benefits of our products. Any failure on our part to demonstrate the benefits of our products would result in lost sales. In addition, any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, including the development of the new 3D flash memory technology, could materially delay our development and introduction of new products, which could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

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

If our supply of certain components is disrupted or delayed, or if we need to replace one or more of our existing suppliers, there can be no assurance that additional supplies or components will be available when required or that supplies will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and materially adversely affect our business, operating results and financial condition. If we are successful in growing our business, we may not be able to continue to procure components at acceptable prices, which would require us to enter into longer term contracts with component suppliers to obtain these components at competitive prices. In addition, errors or defects may arise in some of our components supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims. If any of these were to occur, our costs would increase and our gross margins would decrease, harming our operating results.

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

We have recently begun to grow our business internationally. Through July 31, 2014, we had 144 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally, including attracting and retaining systems vendor partners and resellers with international capabilities or systems vendor partners and resellers located in international markets. Our revenue and expenses could be adversely affected by a variety of factors associated with international operations, some of which are beyond our control, including:

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with international locations;

•	difficulty in collecting accounts receivable and longer collection periods;

•	difficulty in contract enforcement;

•	regulatory, political or economic conditions in a specific country or region;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	compliance with local privacy laws and regulations and unanticipated changes as country or region-specific privacy laws and regulations are enacted or expanded;

•	export and import controls, trade protection measures, FCPA compliance and other regulatory requirements;

•	economic sanctions enacted by the United States against certain countries, companies, and individuals, including those sanctions enacted 2014 against entities located in Russia and Ukraine;

•	effects of changes in currency exchange rates;

•	potentially adverse tax consequences;

•	service provider and government spending patterns;

•	reduced protection of our intellectual property and other assets in some countries;

•	greater difficulty documenting and testing our internal controls;

•	differing employment practices and labor issues; and

•	acts of terrorism and international conflicts.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $2.50 to $7.98 per share through September 1, 2014. Some of the factors affecting our volatility include:

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

We have not paid cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends, and currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock would be the sole source of gain for the foreseeable future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

Our IPO was made pursuant to a registration statement on Form S-1 (File No. 333-190823), which the SEC declared effective on September 26, 2013. As a result of the offering, we raised approximately $145.8 million in proceeds, net of underwriting discounts, commissions and offering expenses. As of July 31, 2014, we have invested a portion of the net proceeds in short-term, interest bearing obligations and investment grade instruments, and have also repaid all of our outstanding debt obligations. On a go forward basis, we intend to use a portion of the net proceeds for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on September 27, 2013.

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

VIOLIN MEMORY, INC.

Dated: September 10, 2014	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 10, 2014	By:	/s/ Cory J. Sindelar
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