Form 10-Q
period 2014-10-31
Violin Memory Inc
filed 2014-12-05
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 3, 2014, 93,582,162 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	October 31, 2014	January 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,134	$40,273
Restricted cash	2,300	—
Short-term investments	40,144	59,106
Accounts receivable, net (including amounts due from a related party of $61 and $565 as of October 31, 2014 and January 31, 2014, respectively)	18,539	21,055
Inventory	28,695	39,653
Other current assets	9,273	6,154

Total current assets	229,085	166,241
Property and equipment, net	10,834	13,653
Other assets	13,326	4,769

	$253,245	$184,663

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10,931	$—
Accounts payable (including amounts due to a related party of $3,397 and $12,208 as of October 31, 2014 and January 31, 2014, respectively)	13,089	18,389
Accrued liabilities (including amounts due to a related party of $251 and $6,875 as of October 31, 2014 and January 31, 2014, respectively)	18,649	37,315
Deferred revenue	16,038	13,480

Total current liabilities	58,707	69,184
Convertible senior notes, net	120,000	—
Deferred revenue, net of current portion	10,787	11,755
Long-term liabilities	1,718	—

Total liabilities	191,212	80,939

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of October 31, 2014; no shares issued and outstanding as of October 31, 2014 and January 31, 2014	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of October 31, 2014; 93,118 and 83,057 shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively	9	8
Additional paid-in capital	476,714	456,223
Accumulated other comprehensive income	14	115
Accumulated deficit	(414,704)	(352,622)

Total stockholders’ equity	62,033	103,724

	$253,245	$184,663

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Unaudited)
Revenue:
Product revenue (including related party sales of $459 and $2,479 for the three months ended October 31, 2014 and 2013, respectively; and $1,314 and $4,724 for the nine months ended October 31, 2014 and 2013, respectively)	$16,887	$21,416	$43,848	$67,489
Service revenue (including related party sales of $33 and $3,094 for the three months ended October 31, 2014 and 2013, respectively; and $1,108 and $3,279 for the nine months ended October 31, 2014 and 2013, respectively)	4,842	6,890	14,607	12,120

Total revenue	21,729	28,306	58,455	79,609

Cost of revenue:
Cost of product revenue (including related party purchases of $544 and $7,842 for the three months ended October 31, 2014 and 2013, respectively; and $6,455 and $21,117 for the nine months ended October 31, 2014 and 2013, respectively)(1)	8,477	10,555	22,077	37,293
Cost of service revenue (1)	2,099	2,382	5,968	5,704

Total cost of revenue	10,576	12,937	28,045	42,997

Gross profit	11,153	15,369	30,410	36,612

Operating expenses:
Sales and marketing (1)	15,660	21,299	47,000	58,175
Research and development (1)	12,537	20,111	41,367	54,845
General and administrative (1)	4,890	6,627	15,876	14,777
Gain on sale of PCI product line	—	—	(17,448)	—
Restructuring charges	—	—	3,062	—
Litigation settlement	—	350	652	350

Total operating expenses	33,087	48,387	90,509	128,147

Loss from operations	(21,934)	(33,018)	(60,099)	(91,535)
Other expense, net	(427)	(17)	(489)	(303)
Interest and other financing expense	(1,122)	(1,060)	(1,414)	(1,402)

Loss before income taxes	(23,483)	(34,095)	(62,002)	(93,240)
Income taxes	44	18	80	45

Net loss	$(23,527)	$(34,113)	$(62,082)	$(93,285)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.85)	$(0.69)	$(3.92)

Shares used in computing net loss per share of common stock, basic and diluted	92,373	40,362	90,292	23,809

(1) Includes stock-based compensation expense, as follows:
Cost of product revenue	$156	$37	$614	$76
Cost of service revenue	210	124	390	775
Sales and marketing	1,291	2,101	3,919	5,381
Research and development	1,735	1,828	7,835	4,448
General and administrative	1,861	4,165	4,951	7,519

	$5,253	$8,255	$17,709	$18,199

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Unaudited)
Net loss	$(23,527)	$(34,113)	$(62,082)	$(93,285)
Foreign currency translation adjustments	(80)	(27)	(120)	(26)
Unrealized holding gain (loss) on investments, net of tax	(14)	10	19	10

Comprehensive loss	$(23,621)	$(34,130)	$(62,183)	$(93,301)

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended October 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(62,082)	$(93,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,368	8,737
Gain on sale of PCIe product line	(17,448)	—
Accretion of debt issuance costs to interest expense	541	174
Provision for excess and obsolete inventory	1,033	587
Stock-based compensation	17,709	18,199
Changes in operating assets and liabilities, net:
Accounts receivable	2,516	(1,392)
Inventory	10,409	(13,458)
Other assets	(3,001)	(258)
Accounts payable	(9,675)	3,375
Accrued liabilities	(16,462)	2,659
Deferred revenue	1,590	23,012

Net cash used in operating activities	(66,502)	(51,650)

Cash flows from investing activities:
Purchase of property and equipment and intangibles, net	(8,474)	(5,895)
Proceeds from sale of PCIe product line	23,000	—
Increase in restricted cash	(2,300)	—
Purchase of cost method investments	—	(604)
Purchase of investments	(35,261)	(51,743)
Maturity of investments	54,222	—

Net cash provided by (used in) investing activities	31,187	(58,242)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	115,397	5,160
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,953
Proceeds from sale of common stock, net of issuance costs	908	149,473
Proceeds from debt and line of credit, net of facility set-up costs	36,776	20,078
Repayment of debt and line of credit	(26,395)	(20,500)
Proceeds from exercise of common stock options and restricted stock, net	2,463	508
Repurchase of unvested portion of common stock	—	(388)
Taxes paid related to net share settlement of equity awards	(3,872)	(341)

Net cash provided by financing activities	125,277	174,943

Effect of exchange rates on cash and cash equivalents	(101)	—

Net increase in cash and cash equivalents	89,861	65,051
Cash and cash equivalents at beginning of year	40,273	17,378

Cash and cash equivalents at end of period	$130,134	$82,429

Supplemental disclosure of other cash flow information:
Taxes paid	$42	$39
Interest paid	312	—
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	484	2,589
Unpaid initial public offering costs	—	1,603
Payables related to purchases of long-term assets	2,130	—
Conversion of convertible notes to common stock	—	5,203
Settlement of liabilities through stock issuance	1,420	—
Accrued interest	425	—
Vesting of early stock option exercises	50	91
Loss on debt extinguishment	(97)	—

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 16, 2014. The results of operations for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2015 or any other future period.

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

Restricted Cash

Pursuant to the asset purchase agreement with SK Hynix, the Company is required to maintain a balance of $2.3 million in an escrow account in support of certain guarantees the Company made to the purchaser as part of the transaction. The amount will be released from escrow in July 2015, net of any disbursements related to the covered guarantees, if any.

Convertible Senior Notes

On September 19, 2014, the Company issued $120 million aggregate principal amount of convertible senior notes (the “Notes”), which included $15 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the Notes is due on October 1, 2019, unless earlier repurchased, redeemed or converted. The Company received net proceeds of $115.4 million after deducting offering expenses paid by the Company. (See Note 13 for further details.)

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company has determined that this pronouncement does not have a material impact on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity, an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for the Company on February 1, 2015. The Company anticipates that this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists, which is effective for the periods beginning after December 15, 2013. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on February 1, 2014, and was applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update was effective prospectively for the Company on February 1, 2014. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

2. Cash Equivalents and Short-Term Investments

The following is a summary of cash equivalents and short-term investments by type of instrument as of October 31, 2014 and January 31, 2014 (in thousands):

	October 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$87	$—	—	$87
Commercial paper	35,397	—	—	35,397
Corporate debt securities	25,697	1	(14)	25,684
U.S. government and agency obligations	7,826	3	(2)	7,827
Municipal obligations	6,532	3	—	6,535

	$75,539	$7	$(16)	$75,530

Reported as:
Cash equivalents	$35,386	$—	$—	$35,386
Short-term investments	40,153	7	(16)	40,144

	$75,539	$7	$(16)	$75,530

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money Market funds	$15,229	$—	$—	$15,229
Commercial paper	19,097	—	—	19,097
Corporate debt securities	8,134	4	(3)	8,135
U.S. government and agency obligations	29,130	5	(3)	29,132
Municipal obligations	18,434	8	—	18,442

	$90,024	$17	$(6)	$90,035

Reported as:
Cash equivalents	$30,929	$—	$—	$30,929
Short-term investments	59,095	17	(6)	59,106

	$90,024	$17	$(6)	$90,035

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated comprehensive loss. Realized gains or losses are recorded based on the specific identification method. For the nine months ended October 31, 2014, the Company’s realized gains or losses on short-term investments were not material.

The amortized cost and fair value of investments held as of October 31, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due within one year	$33,305	$33,300
Due within one to two years	6,848	6,844

	$40,153	$40,144

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

The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87	$—	$—	$87
Corporate debt securities	—	25,684	—	25,684
U.S. government and agency obligations	—	7,827	—	7,827
Municipal obligations	—	6,535	—	6,535
Commercial paper	—	35,397	—	35,397

	$87	$75,443	$—	$75,530

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$15,229	$—	$—	$15,229
Corporate debt securities	—	8,135	—	8,135
U.S. government and agency obligations	—	29,132	—	29,132
Municipal obligations	—	18,442	—	18,442
Commercial paper	—	19,097	—	19,097

	$15,229	$74,806	$—	$90,035

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and federal and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There have been no transfers between Level 1 and 2 during the three and nine months ended October 31, 2014.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

4. Balance Sheet Components

Accounts Receivable

The following table shows the components of accounts receivable, net (in thousands):

	October 31, 2014	January 31, 2014
Accounts receivable	$18,843	$21,248
Allowance for doubtful accounts and sales returns	(304)	(193)

	$18,539	$21,055

Inventory

The following table shows the components of inventory (in thousands):

	October 31, 2014	January 31, 2014
Raw materials	$9,240	$15,326
Finished goods	19,455	24,327

	$28,695	$39,653

Property and Equipment, Net

The following table shows the components of property and equipment (in thousands):

	October 31, 2014	January 31, 2014
Laboratory equipment	$26,001	$22,854
Computer hardware and software	11,530	11,440
Office furniture	310	305
Leasehold improvements	629	310

	38,470	34,909
Less: accumulated depreciation	(27,636)	(21,256)

	$10,834	$13,653

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.5 million and $3.3 million for the three months ended October 31, 2014 and 2013, respectively, and $8.4 million and $8.7 million for the nine months ended October 31, 2014 and 2013, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	October 31, 2014	January 31, 2014
Compensation and benefits	$11,169	$10,805	*
Customer advance from Toshiba (Note 9)	251	6,875
Purchase commitments	72	6,661
Restructuring charges	831	3,248
Professional fees	2,596	4,635	*
Warranty	1,180	1,223
Other	2,550	3,868	*

	$18,649	$37,315

*	Reflects the reclassification of certain amounts within total accrued liabilities as of January 31, 2014 from other accrued liabilities to compensation and benefits and professional fees.

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s product warranty liability (in thousands):

	Nine Months Ended October 31,
	2014	2013
Balance, beginning of year	$1,223	$994
Additions	991	1,171
Settlements	(1,034)	(868)

Balance, end of period	$1,180	$1,298

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of October 31, 2014 and January 31, 2014, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive income as of January 31, 2014	$11	$104	$115
Other comprehensive loss, net of tax	(120)	19	(101)

Accumulated other comprehensive income as of October 31, 2014	$(109)	$123	$14

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

Shares authorized under the 2012 Plan include 9,088,950 shares subject to outstanding awards and shares subject to vesting restrictions under the Company’s 2005 Plan and 7,500,000 shares which were authorized under the 2012 Plan. The reserve will automatically increase on the first day of each fiscal year in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (ii) another amount determined by the Board of Directors. On February 1, 2014, the share reserve increased by 4,150,000 shares, to an aggregate of 11,650,000 shares authorized under the plan. The 2012 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time. In addition, during the nine months ended October 31, 2014, the Company issued Inducement Awards totaling 6,250,000 shares outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08, to the Company’s CEO and certain key executives.

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005 and 2012 Plans as well as the Inducement Awards (in thousands, except per share data):

		Outstanding Options
				Weighted-Average
	Shares		Weighted-	Remaining	Aggregate
	Available	Number of	Average	Contractual Life	Intrinsic
	for Grant	Options	Exercise Price	(in years)	Value (1)
Balances, January 31, 2014	5,459	5,230	$1.43	7.23	$19,770
Additional shares authorized (2)	10,400
RSUs granted	(3,957)
Recovery of shares from net settlement	763
RSUs cancelled/forfeited	3,166
Options granted (2)	(9,271)	9,271	3.98
Options exercised		(1,593)	1.00
Options forfeited	274	(274)	0.16

Balances, October 31, 2014	6,834	12,634	$3.32	7.45	$61,149

Options vested and expected to vest - October 31, 2014		6,896	$3.99	7.59	$33,377
Options exercisable – October 31, 2014		3,897	$1.82	7.23	$18,861

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Includes 4,150,000 shares added to the 2012 Plan and 6,250,000 shares related to options issued under Inducement Grant Stock Option Agreements.

The weighted average grant date fair value of options granted during the nine months ended October 31, 2014 was $1.73 per share. The total intrinsic value of options exercised during the nine months ended October 31, 2014 was $4.8 million.

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

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

		Weighted-
	Number	Average	Aggregate
	of RSUs	Grant Date	Intrinsic
	Outstanding	Fair Value	Value (1)
Balance, January 31, 2014	15,077	$6.09	$56,990
RSUs granted	3,957	3.85
RSUs vested	(8,194)	6.10
RSUs cancelled/forfeited	(3,166)	5.66

Balance, October 31, 2014	7,674	$4.71	$37,140

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the nine months ended October 31, 2014 amounted to $39.6 million.

During the nine months ended October 31, 2014, 3.7 million of RSUs for which the service condition was satisfied vested in March 2014 upon satisfaction of the liquidity condition. Under net settlement procedures applicable to the March 2014 vesting dates, approximately 786,000 RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the applicable settlement date. The remaining amounts are delivered to the recipient as shares of the Company’s common stock.

Non-employee Stock Options and Awards

For the three months ended October 31, 2014, the Company did not grant any options to non-employees. For the three months ended October 31, 2013, the Company granted 5,000 stock options to a non-employee. For the nine months ended October 31, 2014 and 2013, the Company granted approximately 309,000 and 292,500 restricted shares of common stock to non-employees, respectively.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). Upon adoption a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. The number of shares available for issuance under the 2012 Purchase Plan automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares. On February 1, 2014, pursuant to the provisions of the plan, the share reserved was increased by 600,000 shares to an aggregate of 1,600,000 shares reserved under the plan. The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or in the case of an offering period that commences on the IPO, 85% of the price at which one share of stock was offered to the public in the IPO, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan at any time.

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

6. Stock-Based Compensation

As of October 31, 2014, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $31.2 million. The Company expects to recognize $2.4 million during the remainder of fiscal 2015, $9.4 million in fiscal 2016, $9.0 million in fiscal 2017, $7.1 million in fiscal 2018 and $3.3 million in fiscal 2019. There was no capitalized stock-based compensation expense for any period presented.

Stock based compensation associated with non-employee awards was approximately $0.2 million and $0.3 million for the three months ended October 31, 2014 and 2013, respectively, and $0.7 million and $0.6 million for the nine months ended October 31, 2014 and 2013, respectively.

During the nine months ended October 31, 2014, the Company accelerated vesting of certain options and RSU awards as a result of the Company’s restructuring initiatives and recognized incremental charges related to equity awards of approximately $1.4 million in the consolidated statement of operations.

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

Income tax expense for the nine months ended October 31, 2014 and 2013 was $80,000 and $45,000, respectively, and $44,000 and $18,000 for the three months ended October 31, 2014 and 2013, respectively. As of October 31, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of October 31, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

8. Commitments and Contingencies

Litigation

On August 22, 2012, GCA Savvian Advisors, LLC (“Savvian”) filed an action against the Company in the San Francisco County Superior Court, alleging breach of contract under a financial advisory services agreement. On November 2, 2012, the Company filed a response denying Savvian’s allegations and a cross-complaint against Savvian for fraud, breach of fiduciary duty, negligent representation and breach of contract. On December 7, 2012, Savvian filed a motion to dismiss, which was denied by the court on March 13, 2013. Savvian filed a response to the Company’s complaint on March 26, 2013, denying the Company’s allegations and asserting additional defenses. On August 26, 2013, Savvian filed an amended complaint seeking payment of offering fees totaling $10 million, as well as interest, damages and attorney’s fees. In August 2014, the Company entered into a settlement agreement with Savvian, whereby the Company agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. The Company had previously accrued professional fees of $1.8 million associated with an equity financing. As such, the Company accrued $0.7 million as a result of this settlement during the second quarter of fiscal 2015.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and lead co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, and seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one of plaintiffs’ claims against the Company and the present or former directors and officers but gave plaintiffs the opportunity to amend their complaint. On November 21, 2014, the plaintiffs filed an Amended Complaint. In so doing, the plaintiffs chose not to amend their claims against the Company or the present or former directors and officers. Pending further developments regarding plaintiffs’ claims against the underwriters, the case will proceed to the discovery phase on the remaining claim against the Company and the present or former directors and officers.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, it is alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. Previously, the court approved a stipulation among the parties to stay the derivative action pending resolution of the motion to dismiss the complaint in the putative class action. The parties have agreed to extend the stay of the derivate action an additional sixty (60) days to January 30, 2015.

The Company intends to defend itself vigorously in both securities actions.

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of October 31, 2014 and January 31, 2014.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Future minimum lease payments under the Company’s operating leases as of October 31, 2014, are as follows (in thousands):

Fiscal years ending January 31:	Amount
2015 (remaining)	$1,101
2016	3,896
2017	3,615
2018	294

$8,906

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for the materials when received and services once they are completed. As of October 31, 2014, the Company had approximately $8.1 million of outstanding purchase commitments to such contract manufacturer and other vendors.

In July 2013, the Company entered into an OEM agreement with a software vendor, which obligates the Company to pay up to an aggregate of $12.0 million, upon the software vendor meeting certain delivery milestones through December 2014. As of October 31, 2014, the remaining purchase commitment totaled $1.5 million.

In July 2012, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. The Company made the first commercial shipment in April 2013 and began paying royalties. As of October 31, 2014, the remaining purchase commitment was $3.3 million.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California from 2014 through 2023 for $1.8 million per year over the 10-year term. The balance of the Company’s first payment of approximately $1.25 million is due in November 2014. The Company recognized $0.6 million in advertising expenses related to this agreement in the three and nine months ended October 31, 2014. The advertising expense is expected to be recognized over the periods benefited by the agreement.

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

9. Related-Party Transactions

Toshiba

As of October 31, 2014, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock or 10% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company applied ASC 605-25, Revenue Recognition-Multiple Element Arrangements to identify the deliverables. The Company concluded that the deliverables are development services, sample PCIe cards and support services for the sample PCIe cards. The Company recognized $6.0 million of revenue related to development services of PCIe cards and $3.1 million of revenue related to sample products during fiscal 2014 as determined on a relative fair value basis.

For the three months ended April 30, 2014, the Company recognized an additional $1.0 million under the agreement related to development services performed. The remaining $5.8 million advance payment was repaid to Toshiba in May 2014 pursuant to the Mutual Termination of Contract Agreement between Toshiba and the Company.

In addition to the development agreement, the Company recognized revenue of $0.5 million and $2.6 million related to the sale of All Flash Arrays and services to Toshiba during the three months ended October 31, 2014 and 2013, and $1.4 million and $5.0 million during the nine months ended October 31, 2014 and 2013, respectively.

The Company purchased $0.5 million and $7.8 million of NAND flash memory from Toshiba during the three months ended October 31, 2014 and 2013, respectively, and $6.5 million and $21.1 million during the nine months ended October 31, 2014 and 2013, respectively.

10. Restructuring Charges

During the fourth quarter of fiscal 2014, the Company initiated a restructuring plan focused on accelerating growth and increasing operating leverage, including a reorganization of its sales, marketing and engineering functions in order to better focus on the core segments of the flash-based storage market and improve operating and financial efficiency. In connection with the Company’s restructuring activities and decision to focus on its core All Flash Array market, the Company also decided to evaluate strategic alternatives for its PCIe Flash Memory Card product line and engaged an investment banker. In July 2014, the Company sold its PCIe product line to SK Hynix for $23.0 million.

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

As of October 31, 2014, total restructuring charges incurred to date were $7.9 million, primarily relating to severance and benefits. Information related to the Company’s restructuring related activities for the nine months ended October 31, 2014 is below (in thousands):

	Severance and related charges	Excess Facility charges	Other Restructuring Charges	Total
Balance January 31, 2014	$2,371	$511	$366	$3,248
Restructuring provision	1,185	1,810	67	3,062
Payments and other adjustments	(3,405)	(764)	(433)	(4,602)

Balance October 31, 2014	$151	$1,557	$—	1,708

Less noncurrent portion				(877)

Current portion of restructuring accrual				$831

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

Revenue	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Americas:
United States	$17,180	$16,432	$39,125	$52,776
Other Americas	36	195	367	404

	17,216	16,627	39,492	53,180

Europe:
United Kingdom	771	1,027	2,451	2,853
Other Europe	1,723	3,063	8,286	7,071

	2,494	4,090	10,737	9,924

Asia Pacific:	2,019	7,589	8,226	16,505

	$21,729	$28,306	$58,455	$79,609

Property and Equipment	October 31, 2014	January 31, 2014
United States	$10,586	$13,232
Europe	242	415
Asia Pacific	6	6

	$10,834	$13,653

Concentrations

For the three months ended October 31, 2014, two customers represented 20% and 13% of net revenue. One customer represented 12% of net revenues for the nine months ended October 31, 2014. For the three months ended October 31, 2013, one customer represented 20% of net revenue. One customer accounted for 10% of revenue for the nine months ended October 31, 2013. Revenue from the Company’s five largest customers for the three months ended October 31, 2014 and 2013 was 54% and 41%, respectively, and 32% for both the nine month periods ended October 31, 2014 and 2013. As a consequence of the limited number of customers and the concentrated nature of their purchases, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

At October 31, 2014, one customer represented 21% of the accounts receivable balance. At January 31, 2014, two customers represented 27% and 15% of accounts receivable.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(23,527)	$(34,113)	$(62,082)	$(93,285)

Denominator:
Weighted-average common shares outstanding	92,379	40,491	90,327	24,042
Less: Weighted-average unvested common shares subject to repurchase	6	129	35	233

Weighted-average shares used to compute net loss per share, basic and diluted	92,373	40,362	90,292	23,809

Net loss per share, basic and diluted	$(0.25)	$(0.85)	$(0.69)	$(3.92)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Common stock subject to purchase	—	111	—	111
Common stock warrants	164	84	164	84
Shares subject to outstanding common stock options and restricted stock units	20,308	18,708	20,308	18,708

	20,308	18,903	20,308	18,903

13. Debt and Line of Credit

Convertible Senior Notes

On September 19, 2014, the Company issued $120 million aggregate principal amount of Convertible Senior Notes (the “Notes”), which included $15 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the Notes is due on October 1, 2019, unless earlier repurchased, redeemed or converted. The Company received net proceeds of $115.4 million after deducting offering costs.

Interest on the outstanding principal amount of the Notes accrues at a rate of 4.25% per annum and is payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2015. Interest began to accrue on September 24, 2014. The Notes are unsecured senior obligations of Violin. These Notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), and the Notes and the shares of the Company’s common stock issuable upon conversion of the Notes have not been registered under the Securities Act.

The Company intends to use the net proceeds for general corporate purposes, including working capital and to repay all amounts outstanding and owed under its credit agreement with Silicon Valley Bank. In addition, the Company believes that the issuance of the Notes provides greater financial flexibility to the Company and should provide its customers and/or potential customers with greater confidence in the Company’s liquidity.

The Company may redeem the notes, at its option, in whole or in part on or after October 1, 2017, if the last reported sale price per share of its common stock equals or exceeds 127.5% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on the trading day immediately prior to the date on which the Company delivers notice of the redemption.

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of our common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its shareholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). As of October 31, 2014, the Notes are not yet convertible.

The holders of the Notes will have the ability to require the Company to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred during the three months ended October 31, 2014.

During the time that the Notes are outstanding, the Company may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by the Company’s accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by the Company’s intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, the Company may incur indebtedness if (a) the Company is not in default and such additional debt would not put it into default and (b) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1.

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s shareholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until shareholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of October 31, 2014.

The deferred debt issuance costs are recorded in other assets and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term. The deferred debt issuance costs have been classified as long-term as the underlying debt instrument is classified as a long-term liability in the Company’s accompanying condensed consolidated balance sheet.

The Company recorded $0.6 million to interest and other financing expense in the three and nine months ended October 31, 2014. $0.4 million of that amount represents interest expense related to the Notes’ contractual interest coupon while $0.2 million represents amortization of debt issuance costs.

Silicon Valley Bank Credit Agreement

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

In connection with the Notes offering, the Company terminated the credit facility and repaid the loan. In addition, the Company recorded a loss on extinguishment on the term loan amounting to $0.4 million, which relates to the write-off of debt issuance costs, including the warrant issued with the term loan. The loss on extinguishment is reflected as a part of interest and other financing expense in the accompanying condensed consolidated statements of operations.

In October 2014, the Company entered into a new $20.0 million secured revolving credit facility with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company drew down $10.0 million on this facility in October 2014. This balance is reflected as part of short-term borrowings in the accompanying condensed consolidated balance sheet. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of defaults.

The Company recorded approximately $0.4 million to interest and other financing expense as debt extinguishment costs in association with the termination of the original facility. The remaining unamortized costs associated with these two transactions are reflected in other assets and are being amortized to interest and other financing expense using the effective interest method over the facility’s two-year term.

TriplePoint Capital Debt Facility

During May 2013, the Company entered into a $50.0 million debt arrangement with TriplePoint Capital LLC, or TriplePoint. The facility had first secured interest in substantially all of the Company’s assets and intellectual property other than $7.5 million of accounts receivable. The Company had one year to utilize the facility, which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.00% to 13.50%. In addition, the loans had an end-of-term payment, ranging from 0.50% to 14.00% of the principal amount depending on the duration of the loan. The facility was terminated in May 2014.

Other Short-term Borrowings

Line of Credit: In July 2013, the Company entered into a $7.5 million line of credit with Comerica Bank. The Company could borrow up to 80% of its current U.S.-based receivables, or $7.5 million, whichever is lower. The line was secured against the Company’s accounts receivable and collections thereof as well as its intellectual property. The line bore interest of prime plus 1%. In August 2014, the Company repaid all outstanding amounts under the line of credit and terminated the Loan and Security Agreement with Comerica.

Product Financing Arrangement: In July 2014, the Company entered into a managed inventory program to run through December 2014. Under the agreement, the Company gave title to 194,000 units of product to the counterparty for approximately $2.3 million. The Company is obligated to repurchase the product in five equal monthly installments, including predetermined transaction fees of between 4.5% and 6%. As of October 31, 2014, the outstanding balance of $0.9 million is reflected as part of short-term borrowings on the condensed consolidated balance sheets.

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

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of October 31, 2014, we had 144 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of October 31, 2014, we believe our All Flash Arrays have been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers. A limited number of customers have accounted for a significant portion of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to a long-term contract. Revenue from our five largest customers was 54% and 41% for the three months ended October 31, 2014 and 2013, respectively, and 32% for both nine-month periods ended October 31, 2014 and 2013. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 79% and 58% of total revenue for the three months ended October 31, 2014 and 2013, respectively, and 67% and 66% of total revenue for the nine months ended October 31, 2014 and 2013, respectively.

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

In October 2013, we completed our initial public offering (“IPO”), in which we issued and sold 18,000,000 shares of our common stock and received net proceeds of $145.8 million. In September 2014, we issued convertible senior notes, or the Notes, and received gross proceeds of $120 million, which included $15 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers.

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

Backlog

Product backlog includes orders confirmed for products scheduled to be shipped generally within two weeks to customers. We believe that our product backlog, as of any particular date, is not necessarily indicative of actual product revenue for any future period because a substantial portion of our products is sold on the basis of standard purchase orders that are cancellable prior to shipment without penalty. Orders for services for multiple years are billed upfront shortly after their receipt and are included in deferred revenue until such time revenue recognition obligations are satisfied. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our All Flash Array products, software and related support and services. We sell our products on a purchase order basis directly to end-customers and through channel partners, including systems vendors and resellers. Our mix of sales between end-customers and channel partners impacts the average selling price of our products. We derive support services revenue from the sale of our premium support services. These support services are provided pursuant to support terms that generally are for either one- or three-year durations. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract, and revenue is recognized ratably over the support period. We expect our support services revenue to continue to grow in future periods as support contracts are renewed and the installed base of All Flash Arrays grows.

Cost of Revenue

Cost of revenue consists primarily of component costs, amounts paid to our contract manufacturer to assemble our products, shipping and logistics costs and estimated warranty obligations. The largest portion of our cost of revenue consists of the cost of flash memory components. Neither our contract manufacturer nor we enter into supply contracts with fixed pricing for our product components, including our flash memory, which can cause our cost of revenue to fluctuate from quarter to quarter. We may not be able to pass flash or component cost increases to our customers immediately or at all resulting in lower gross margins. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes personnel expenses related to customer support and carrying value adjustments recorded for excess and obsolete inventory. We intend to add customer support personnel to increase our customer support efforts as we increase the installed base of our All Flash Arrays globally.

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

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, software tools, consulting services and allocated facilities costs. Consulting services generally consist of contracted engineering consulting for specific projects on an as-required basis. We recognize research and development expense as incurred. We expect to continue to devote substantial resources to the development of our products including the development of new software capabilities. We believe that these investments are necessary to maintain and improve our competitive position. In particular, our recent hiring has been focused on software engineers. We believe our current level of personnel is sufficient to develop our products in the near term.

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

Other Operating Expenses

Other operating expenses consist of the gain on the sale of our PCIe product line, costs associated with the restructuring activities and expenses for a legal settlement.

Other Expense, Net

Other expense, net generally consists of interest income and foreign currency gains and losses.

Interest and Other Financing Expense

Interest and other financing expense consists of interest related to convertible notes and debt as well as amortization of deferred debt issuance costs associated with the securities. Also included in interest and other financing expense is the loss on extinguishment of the Silicon Valley Bank term loan and the costs associated with the reduction of the revolving credit facility.

Provision for Income Taxes

From inception through October 31, 2014, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2014, we had approximately $150.5 million and $65.8 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2026 and 2014, respectively.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Unaudited)
Revenue:
Product revenue	$16,887	$21,416	$43,848	$67,489
Service revenue	4,842	6,890	14,607	12,120

Total revenue	21,729	28,306	58,455	79,609

Cost of revenue:
Cost of product revenue (1)	8,477	10,555	22,077	37,293
Cost of service revenue (1)	2,099	2,382	5,968	5,704

Total cost of revenue	10,576	12,937	28,045	42,997

Gross profit	11,153	15,369	30,410	36,612

Operating expenses:
Sales and marketing (1)	15,660	21,299	47,000	58,175
Research and development (1)	12,537	20,111	41,367	54,845
General and administrative (1)	4,890	6,627	15,876	14,777
Gain on sale of PCI product line	—	—	(17,448)	—
Restructuring charges	—	—	3,062	—
Litigation settlement	—	350	652	350

Total operating expenses	33,087	48,387	90,509	128,147

Loss from operations	(21,934)	(33,018)	(60,099)	(91,535)
Other expense, net	(427)	(17)	(489)	(303)
Interest and other financing expense	(1,122)	(1,060)	(1,414)	(1,402)

Loss before income taxes	(23,483)	(34,095)	(62,002)	(93,240)
Income taxes	44	18	80	45

Net loss	$(23,527)	$(34,113)	$(62,082)	$(93,285)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.85)	$(0.69)	$(3.92)

Shares used in computing net loss per share of common stock, basic and diluted	92,373	40,362	90,292	23,809

(1) Includes stock-based compensation expense, as follows:
Cost of product revenue	$156	$37	$614	$76
Cost of service revenue	210	124	390	775
Sales and marketing	1,291	2,101	3,919	5,381
Research and development	1,735	1,828	7,835	4,448
General and administrative	1,861	4,165	4,951	7,519

	$5,253	$8,255	$17,709	$18,199

Comparison of the Three Months Ended October 31, 2014 and 2013

Revenue

	Three Months Ended October 31,		Change
	2014	2013	$	%
Revenue:
Product revenue	$16,887	$21,416	$(4,529)	(21%)
Service revenue	4,842	6,890	(2,048)	(30%)

	$21,729	$28,306	$(6,577)	(23%)

Revenue decreased $6.6 million to $21.7 million for the three months ended October 31, 2014 as compared to $28.3 million for the three months ended October 31, 2013. In the year-ago period, we had $4.9 million of revenue related to our PCIe product line. Excluding the PCIe revenue, the year-over-year decrease was $1.7 million, or 7%. Product revenue declined as a result of decreases in sales of our 6000 Series arrays of $3.0 million, PCIe cards of $1.9 million and our discontinued 3000 Series product of $0.6 million, partially offset by an increase in our Concerto software of approximately $1.0 million. During the three months ended October 31, 2014 and 2013, revenue associated with our 6000 Series All Flash Arrays represented 65% and 61% of product revenue, respectively. Service revenue declined primarily related to the $3.0 million recognized in prior year associated with the PCIe card development services for Toshiba, partially offset by an increase in support revenue of $1.0 million related to our growing base of All Flash Arrays.

Revenue from our five largest customers for the three months ended October 31, 2014 and 2013 was 54% and 41% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2014	2013	$	%
Cost of revenue:
Cost of product revenue	$8,477	$10,555	$(2,078)	(20%)
Cost of service revenue	2,099	2,382	(283)	(12%)

	$10,576	$12,937	$(2,361)	(18%)

Gross profit	$11,153	$15,369	$(4,216)	(27%)

Product gross margin	50%	51%
Service gross margin	57%	65%
Total gross margin	51%	54%

Cost of revenue decreased $2.3 million to $10.6 million for the three months ended October 31, 2014 from $12.9 million for the three months ended October 31, 2013, primarily due to the decrease in product revenue of approximately $4.5 million. Cost of service revenue decreased marginally by $0.3 million primarily related to our PCIe cards service arrangement with Toshiba that we terminated in May 2014.

Gross profit decreased $4.2 million to $11.2 million for the three months ended October 31, 2014 from $15.4 million for the three months ended October 31, 2013, primarily due to the lower revenue. Gross margin decreased to 51% for the three months ended October 31, 2014 as compared to 54% for the year ago period primarily reflecting a decline in service gross margin.

Product gross margin decreased to 50% for the third quarter of fiscal 2015 from 51% in the year ago period primarily due to lower gross margins resulting primarily from an increase in stock-based compensation expense in 2015.

Service gross margin decreased to 57% for the three months ended October 31, 2104 as compared to the 65% for the year ago period primarily due to services under our development agreement with Toshiba of $3.0 million at a gross margin of 78% in the prior year period. Excluding the services revenue from the year-ago period, our service gross margin improved to 57% in the third quarter of fiscal 2015 from 56% in the third quarter of fiscal 2014.

Operating Expenses

	Three Months Ended October 31,		Change
	2014	2013	$	%
Operating expenses:
Sales and marketing	$15,660	$21,299	$(5,639)	(26%)
Research and development	12,537	20,111	(7,574)	(38%)
General and administrative	4,890	6,627	(1,737)	(26%)
Litigation settlement	—	350	(350)	(100%)

	$33,087	$48,387	$(15,300)	(32%)

Sales and marketing expenses decreased $5.6 million to $15.7 million for the three months ended October 31, 2014 from $21.3 million for the three months ended October 31, 2013. The decrease was primarily due to a decrease in personnel-related expenses of $4.4 million, including a reduction of employee commissions of $0.3 million and a $0.8 million reduction in stock-based compensation. The reduction in personnel-related expenses was primarily due to a decrease in sales and marketing employees from 259 as of October 31, 2013 to 144 as of October 31, 2014, which also led to a reduction in travel and entertainment expenses of $0.9 million. In addition, consulting expenses decreased $0.2 million and recruiting expenses associated with the higher hiring levels in the prior year period decreased $0.2 million. These decreases were partially offset by increases in marketing-related expenses of $0.2 million and depreciation of $0.2 million as the number of our demonstration units increased. Stock-based compensation to sales and marketing personnel was $1.3 million for the three months ended October 31, 2014, compared with $2.1 million for the three months ended October 31, 2013.

Research and development expenses decreased by $7.6 million to $12.5 million for the three months ended October 31, 2014 from $20.1 million for the three months ended October 31, 2013. The decrease was primarily due to a $3.0 million milestone payment related to licensed software made in the prior year that was expensed and reductions in personnel-related expenses of $2.9 million, depreciation of $0.8 million and prototype and expensed equipment of $0.3 million. Personnel-related expenses were lower due to a reduction in the number of research and development employees from 190 as of October 31, 2013 to 124 as of October 31, 2014, including the transfer of the 30 employees from our PCIe card team to SK Hynix during the second quarter of fiscal 2015. Stock-based compensation expense for research and development was $1.7 million for the three months ended October 31, 2014, compared with $1.8 million for the three months ended October 31, 2013.

General and administrative expenses decreased $1.7 million to $4.9 million for the three months ended October 31, 2014 from $6.6 million for the three months ended October 31, 2013. The decrease was primarily due to decreases in stock-based compensation of $2.3 million and legal fees of $0.9 million due to litigation in prior year, partially offset by increases in business licenses and insurance of $0.4 million, audit, accounting and related fees of $0.3 million reflecting the increased costs of being a public company, and bad debt expense of $0.4 million. Stock-based compensation expense was approximately $1.9 million and $4.2 million for the three months ended October 31, 2014 and 2013, respectively.

Interest and other financing expense for the three months ended October 31, 2014 consists of interest expense of $0.5 million, amortization of debt issuance costs of $0.2 million and loss on extinguishment of the SVB credit facility and term loan of $0.4 million. Interest and other financing expense in the prior year period primarily reflects interest on amounts outstanding on the TriplePoint facility, including the “end-of-term” interest payments.

Comparison of the Nine Months Ended October 31, 2014 and 2013

Revenue

	Nine Months Ended October 31,		Change
	2014	2013	$	%
Revenue:
Product revenue	$43,848	$67,489	$(23,641)	(35%)
Service revenue	14,607	12,120	2,487	21%

	$58,455	$79,609	$(21,154)	(27%)

Revenue decreased $21.1 million to $58.5 million for the nine months ended October 31, 2014 as compared to $79.6 million for the nine months ended October 31, 2013. The decrease was primarily due to a decrease in 6000 Series Array product revenue of $19.5 million and a decrease of approximately $2.6 million from the discontinued 3000 Series product, offset partially by an increase in service revenue of $2.5 million. In the year-ago period, we had $5.0 million of revenue related to our PCIe product line compared to $1.0 million in fiscal 2015. Excluding the PCIe card revenue, the decrease in revenue was $17.2 million, or 23%, which is due primarily to the disruption caused by increased competition, changes in senior management and related restructuring activities. During the nine months ended October 31, 2014 and 2013, revenue associated with our 6000 Series All Flash Arrays represented approximately 66% and 88% of product revenue, respectively. Excluding PCIe service revenue of $1.0 million in fiscal 2015 and $3.0 million in fiscal 2014, services revenue increased $4.5 million, or 49%, which primarily relates to the continued growth of support contracts as our installed base grew.

Revenue from our five largest customers for both nine-month periods ended October 31, 2014 and 2013 was 32% of total revenue.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,		Change
	2014	2013	$	%
Cost of revenue:
Cost of product revenue	$22,077	$37,293	$(15,216)	(41%)
Cost of service revenue	5,968	5,704	264	5%

	$28,045	$42,997	$(14,952)	(35%)

Gross profit	$30,410	$36,612	$(6,202)	(17%)

Product gross margin	50%	45%
Service gross margin	59%	53%
Total gross margin	52%	46%

Cost of revenue decreased $15.0 million to $28.0 million for the nine months ended October 31, 2014 from $43.0 million for the nine months ended October 31, 2013, primarily due to the decrease in product revenue of approximately $23.6 million. Cost of service revenue increased by approximately $1.0 million in order to support the larger base of products under service contract partially offset by a decline of $0.7 million related to cost of providing PCIe card development services in the year ago period.

Gross profit decreased $6.2 million to $30.4 million for the nine months ended October 31, 2014 from $36.6 million for the nine months ended October 31, 2013 due to the lower revenue offset by the improvement of gross margin on product and service revenue. Gross margin increased to 52% for the nine months ended October 31, 2014 as compared to 46% for the year ago period.

Product gross margin was 50% for the nine months ended October 31, 2014 as compared to 45% in the year ago period. The improvement of product gross margin was primarily due to the introduction of our 6264 All Flash Array late in the second quarter of fiscal 2014, marking the beginning of our transition to 19 nanometer process geometry for our NAND in our All Flash Arrays from 32 nanometer. We were able to double the density of the array in the same five-inch form factor, allowing us to increase our average selling price and expand our gross margins.

Service gross margin increased to 59% for the nine months ended October 31, 2104 as compared to 53% for the year ago period primarily due to the increase of service revenue related to the global installed base of products growing more rapidly than the cost required to provide such services and the recognition of service revenue of $1.0 million related to services provided under our development agreement with Toshiba in the first half of fiscal 2015. Excluding the impact of PCIe card services revenue, services gross margin increased from 45% in fiscal 2014 to 56% in fiscal 2015.

Operating Expenses

	Nine Months Ended October 31,		Change
	2014	2013	$	%
Operating expenses:
Sales and marketing	$47,000	$58,175	$(11,175)	(19%)
Research and development	41,367	54,845	(13,478)	(25%)
General and administrative	15,876	14,777	1,099	7%
Gain on sale of PCI product line	(17,448)	—	(17,448)	*
Restructuring charges	3,062	—	3,062	*
Litigation settlement	652	350	302	86%

	$90,509	$128,147	$(37,638)	(29%)

*	Not meaningful

Sales and marketing expenses decreased $11.2 million to $47.0 million for the nine months ended October 31, 2014 from $58.2 million for the nine months ended October 31, 2013. The decrease was primarily due to a decrease in personnel-related expenses of $12.5 million, including a reduction in stock-based compensation of $1.5 million. The reduction was primarily due to a decrease in sales and marketing employees from 259 as of October 31, 2013 to 144 as of October 31, 2014 in connection with our restructuring activities, which also led to a reduction in travel and entertainment expenses of $1.3 million. The decrease was partially offset by increases in depreciation of $1.4 million and marketing-related expenses of $0.6 million. Stock-based compensation to sales and marketing personnel was $3.9 million for the nine months ended October 31, 2014 compared with $5.4 million for the nine months ended October 31, 2013.

Research and development expenses decreased by $13.4 million to $41.4 million for the nine months ended October 31, 2014 from $54.8 million for the nine months ended October 31, 2013. The decrease was primarily due to reductions in personnel-related costs of $7.6 million, milestone payments of $6.0 million related to licensed software that were expensed last year, depreciation of $1.7 million and outside service costs of $0.5 million partially offset by an increase in stock-based compensation of $3.4 million as a result of accelerated vesting of certain equity awards pursuant to the terms of employees’ original employment agreements. We had 124 research and development employees as of October 31, 2014 as compared to 190 as of October 31, 2013, including the transfer of the 30 employees from our PCIe product line that we sold during second quarter of fiscal 2015. Stock-based compensation expense for research and development was $7.8 million for the nine months ended October 31, 2014 compared with $4.4 million for the nine months ended October 31, 2013.

General and administrative expenses increased $1.1 million to $15.9 million for the nine months ended October 31, 2014 from $14.8 million for the corresponding period a year ago. The increase was primarily due to increases in legal and professional fees of $1.0 million, insurance of $0.4 million reflecting the increased costs of being a public company and bad debt expense of $0.4 million, partially offset by a decrease in personnel-related expenses of $1.3 million. Stock-based compensation expense decreased by $2.5 million, but was partially offset by an increase related to the CEO sign-on bonus of $3.0 million being expensed over eighteen months. Headcount was 27 as of October 31, 2014 as compared to 24 as of October 31, 2013. Stock-based compensation expense was approximately $5.0 million for the nine months ended October 31, 2014 and $7.5 million for the nine months ended October 31, 2013.

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

For the nine months ended October 31, 2014, we recognized restructuring charges of $3.1 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focuses on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the nine months ended October 31, 2014, we incurred restructuring expenses related to our excess facilities of $1.8 million and severance expenses of $1.2 million. With the closing of the transaction with SK Hynix in the second quarter, we completed our restructuring plan.

Interest and other financing expense for the nine months ended October 31, 2014 consists of interest of $0.8 million, amortization of debt issuance costs of $0.2 million and loss on extinguishment of the SVB credit facility and term loan of $0.4 million. Interest and other financing expense in the prior year period primarily reflects interest on amounts outstanding on the Triple Point facility including the “end of term” interest payments.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of October 31, 2014, our principal sources of liquidity were our cash, restricted cash, cash equivalents and short-term investments of $172.6 million and accounts receivable of $18.5 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we completed a convertible senior debt offering and received gross proceeds of $120 million, which included $15 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers.

In October 2014, we entered into a $20.0 million secured revolving line of credit with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom.

Cash Flow Analysis

	Nine Months Ended October 31,		Change
	2014	2013	$	%
Net cash provided by (used in):
Operating activities	$(66,502)	$(51,650)	$(14,852)	29%
Investing activities	31,187	(58,242)	89,429	(154%)
Financing activities	125,277	174,943	(49,666)	(28%)

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the nine months ended October 31, 2014 was $66.5 million compared to $51.7 for the nine months ended October 31, 2013. For the nine months ended October 31, 2014, our operating cash flow consisted primarily of our net loss of $62.1 million, a gain on the sale of the PCIe product line of $17.4 million, and decreases in accounts receivable of $2.5 million due to the lower revenues, and inventory of $10.4 million. Accrued liabilities decreased by $16.5 million primarily due to the settlement of inventory purchase commitments and the refund of costs associated with the termination of our PCIe development contract with Toshiba; and accounts payable decreased by $9.7 million reflecting decreased inventory purchases. In addition, stock-based compensation was $17.7 million and depreciation and amortization expense was $8.4 million.

Our net cash used in operating activities for the nine months ended October 31, 2013 was $51.7 million. This consisted primarily of our net loss of $93.3 million and increases in inventory and accounts receivable of $13.5 and $1.4 million, respectively, partially offset by increases in deferred revenue of $23.0 million, accounts payable of $3.4 million and accrued liabilities of $2.7 million. Stock-based compensation and depreciation expenses recorded in the nine months ended October 31, 2013 were $18.2 million and $8.7 million, respectively.

Investing Activities

Cash provided by investing activities for the nine months ended October 31, 2014 was $31.2 million attributable to proceeds from the sale of the PCIe product line of $23 million, net maturities of short-term investments of $19.0 million, partially offset by purchases of property and equipment of $8.5 million and an increase in restricted cash associated with the sale of the PCIe product line of $2.3 million.

Cash used in investing activities for the nine months ended October 31, 2013 was $58.2 million and comprised purchase of property and equipment of $5.9 million, purchase of short-term investments of $51.7 million and purchase of cost method investments of $0.6 million.

Financing Activities

Cash flows from financing activities for the nine months ended October 31, 2014 primarily include net proceeds from convertible debt of $115.4 million, net proceeds from borrowings on the Company’s line of credit financing of $10.0 million, proceeds on the product financing arrangement of $2.3 million, offset by repayments of $1.4 million, and proceeds from issuance of common stock of $0.9 million, offset by net taxes paid related to net share settlement of equity awards of $3.9 million primarily related to employees prior to our IPO “lock-up” expiration and the CEO’s revised compensation arrangement.

For the nine months ended October 31, 2013, we generated cash from financing activities of $174.9 million, comprised primarily of proceeds of $149.5 million we received from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions and related offering costs. We also received net proceeds of $5.2 million and $21.0 million, after deducting applicable offering costs, from the issuance of convertible notes and convertible preferred stock, respectively, and repaid all outstanding debt and lines of credit.

Future Capital Requirements

As of October 31, 2014, we have cash, restricted cash, cash equivalents and short-term investments of $172.6 million. For the nine months ended October 31, 2014, cash used in operations was primarily funded by proceeds from our debt and equity transactions during the year. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in, businesses, technologies or other assets.

In May 2013, we entered into a $50.0 million debt facility with TriplePoint Capital LLC, or TriplePoint, which was available to us for one year. The debt facility with TriplePoint terminated in May 2014. No amounts are outstanding under this debt facility as of October 31, 2014.

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

In October 2014, we entered into a $20.0 million secured revolving credit facility with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of default.

The credit agreement with SVB contains customary representations and warranties, as well as affirmative and negative covenants. The credit agreement contains financial covenants, including covenants requiring us to maintain minimum consolidated quick assets, a minimum consolidated adjusted quick ratio and minimum revenue relative to the revenue plan. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the credit agreement contains certain negative covenants, including restrictions on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments.

In September 2014, we completed a convertible debt offering and received net proceeds of $115.4 million. With respect to the Notes, the credit agreement contains a covenant that prohibits us from paying cash upon conversion (other than cash in lieu of fractional shares), redemption, repurchase or other payment in respect of the principal amount of any of the Notes. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Noncompliance with one or more of the covenants and restrictions could result in the amounts borrowed under the agreement becoming immediately due and payable.

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (b) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1.

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

Contractual Obligations

The following summarizes our contractual obligations as of October 31, 2014 (in thousands):

		Less than 1	2 to 3	4 to 5	After 5
	Total	year	years	years	years
Operating lease commitments	$8,906	$4,079	$4,827	$—	$—
Purchase commitments (1)	32,517	16,517	5,500	3,500	7,000

Total	$41,423	$20,596	$10,327	$3,500	$7,000

(1)	Includes the following (See Note 8 “Commitments and Contingencies” to the condensed consolidated financial statements):

•	non-cancelable purchase orders for raw materials inventory and others

•	all amounts we are obligated to pay under our sponsorship agreement with the Forty Niners SC Stadium Company LLC;

•	minimum royalty fees payable under certain licensing agreements; and

•	all remaining amounts we are obligated to pay a certain software vendor under an OEM agreement.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 “Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

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

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. Our investments consist of money market funds, U.S. Corporate debt securities, U.S government, agency and municipal obligations and commercial paper. As of October 31, 2014, we had cash and cash equivalents and short-term investments of $172.6 million. The carrying amount of our cash and cash equivalents and short-term investments reasonably approximate fair value due to the short maturities of these investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and lead co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, and seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one of plaintiffs’ claims against the Company and the present or former directors and officers but gave plaintiffs the opportunity to amend their complaint. On November 21, 2014, the plaintiffs filed an Amended Complaint. In so doing, the plaintiffs chose not to amend their claims against the Company or the present or former directors and officers. Pending further developments regarding plaintiffs’ claims against the underwriters, the case will proceed to the discovery phase on the remaining claim against the Company and the present or former directors and officers.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, it is alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. Previously, the court approved a stipulation among the parties to stay the derivative action pending resolution of the motion to dismiss the complaint in the putative class action. The parties have agreed to extend the stay of the derivate action an additional sixty (60) days to January 30, 2015.

The Company intends to defend itself vigorously in both securities actions.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our All Flash Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue results for our third quarter of fiscal 2014 were materially below the expectations of analysts who had issued research reports about us. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this periodic report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and our liquidity position imposes risk to our operations.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through October 31, 2014, and we have an accumulated deficit of $414.7 million as of October 31, 2014. Through October 31, 2014, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing to fund our operations.

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

We intend to continue to make investments to support our business growth and may seek or be required to seek additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. We recently raised additional funds through the issuance of convertible debt securities and our stockholders could suffer significant dilution. If we issue additional equity or convertible debt securities, our stockholders could suffer additional significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. For example, if we issue preferred stock to raise capital, the holders of preferred stock may have liquidation rights senior to our holders of common stock, which would allow them to receive proceeds from a sale of our Company at a preferred rate over our common holders. Any additional debt financing could involve restrictive covenants, which may restrict our flexibility in operating our business and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We have incurred a net loss in each quarter since our inception. As of October 31, 2014, we had an accumulated deficit of $414.7 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability in a particular period, we may not be able to sustain it.

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

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in the development of All Flash Arrays;

•	maintain our direct sales force as well as grow and expand our relationships with key customers, systems vendors and technology partners;

•	expand our channel relationships;

•	forecast and control expenses;

•	recruit, hire, train and manage additional research and development, and sales and marketing personnel;

•	expand our customer support capabilities on a global basis;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels, including trial deployments of systems;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from the Company’s 5 largest customers for both the nine months ended October 31, 2014 and 2013 was 32%, and 54% and 41% during the three months ended October 31, 2014 and 2013, respectively.

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

Our All Flash Array products and related software are highly technical and complex and are often used to store information critical to our end-customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our end-customers. Some errors in our products may only be discovered after they have been installed and used by end-customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, or any perception of the same in the marketplace, could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of end-customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate or could be subject to coverage exclusions or deductibles with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal amount of, to pay interest on or to refinance our indebtedness, including the notes, depends upon our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to pay interest on the notes, to repurchase the notes upon a fundamental change or to settle conversions of the notes in cash.

The notes bear interest semi-annually at a rate of 4.25% per year. In addition, in certain circumstances, we are obligated to pay additional interest or special interest on the notes. If a “fundamental change” occurs, holders of the notes may require us to repurchase all or a portion of their notes in cash. Furthermore, if we obtain stockholder approval, upon conversion of any notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the notes. Any of the cash payments described above could be significant, and we may not have enough available cash or be able to obtain financing so that we can make such payments when due or to repay the indebtedness under our then outstanding credit facilities in order to be permitted to make such cash payments. Our existing credit agreement prohibits us from making any optional prepayments with respect to the notes, which may potentially restrict our ability to make any cash payments upon conversion, and the events that would trigger a fundamental change would be default under the credit agreement, which could prohibit us from repurchasing the notes. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. If we fail to pay interest on the notes, repurchase the notes when required or deliver the consideration due upon conversion, we will be in default under the indenture. A default under the indenture would be a default under our credit agreement and could lead also to a default under the agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversion of the notes. Our inability to do so could result in a default on our debt obligations.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert the notes at any time during specified periods at their option. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes if stockholder approval is obtained, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the notes if we obtain stockholder approval) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes will initially be valued at the fair value of a similar debt instrument that does not have an associated equity component and will be reflected as a liability in our consolidated balance sheet. The equity component of the notes will be included in the additional paid-in capital section of our stockholder’ equity on our consolidated balance sheet, and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component. This original issue discount will be amortized to non-cash expense over the term of the notes, and we will record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, we will report lower net income in our financial results because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as the notes if we obtain stockholder approval) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

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

If we are unable to properly forecast, monitor, control and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain in order to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in the inventory level of our finished products which would cause us to incur manufacturing costs in a period that are not offset by sales of finished products. For example, in the fourth quarter of fiscal 2014, we incurred a provision for excess and obsolete inventory related to our PCIe inventory and non-cancellable purchase commitments of $9.2 million. In addition, our inability to manage inventory levels in connection with future product transitions may harm our operating results. For example, when we transitioned from our 3000 Series All Flash Array to the 6000 Series All Flash Array, we incurred a provision for excess and obsolete inventory of $4.6 million.

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

Our All Flash Array product line has accounted for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our All Flash Arrays to achieve broad market acceptance;

•	any decline or fluctuation in demand for our All Flash Array products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our All Flash Array products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our All Flash Array products; and

•	our inability to release enhanced versions of our products, including any related software or future generations of All Flash Arrays, on a timely basis.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, Kevin A. DeNuccio. We also are very dependent on the services of our senior vice presidents, a number of whom have been recently hired. We could experience difficulty in integrating and retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects and operating results.

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

We have recently begun to grow our business internationally. Through October 31, 2014, we had 144 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally, including attracting and retaining systems vendor partners and resellers with international capabilities or systems vendor partners and resellers located in international markets. Our revenue and expenses could be adversely affected by a variety of factors associated with international operations, some of which are beyond our control, including:

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with international locations;

•	difficulty in collecting accounts receivable and longer collection periods;

•	difficulty in contract enforcement;

•	regulatory, political or economic conditions in a specific country or region;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	compliance with local privacy laws and regulations and unanticipated changes as country or region-specific privacy laws and regulations are enacted or expanded;

•	export and import controls, trade protection measures, FCPA compliance and other regulatory requirements;

•	economic sanctions enacted by the United States against certain countries, companies, and individuals, including those sanctions enacted in 2014 against entities located in Russia and Ukraine;

•	effects of changes in currency exchange rates;

•	potentially adverse tax consequences;

•	service provider and government spending patterns;

•	reduced protection of our intellectual property and other assets in some countries;

•	greater difficulty documenting and testing our internal controls;

•	differing employment practices and labor issues; and

•	acts of terrorism and international conflicts.

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

As a public company and particularly after we cease to be an emerging growth company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to expand our internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

Our sales headquarters, corporate headquarters and our current contract manufacturer are located in the San Francisco Bay area, which has a heightened risk of earthquakes. We may not have adequate business interruption insurance to compensate us for losses that may occur from a significant natural disaster, such as an earthquake, which could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Our results of operations could be affected by natural catastrophes in locations in which our customers, suppliers or contract manufacturers operate.

Several of our customers, suppliers and our contract manufacturer have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers, suppliers and our contract manufacturer. For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure and economy. Some of our customers and suppliers, including our sole flash memory supplier, Toshiba, are located in Japan and they have experienced, and may experience in the future, shutdowns as a result of these events, and their operations may be negatively impacted by these events. Our customers affected by a natural disaster could postpone or cancel orders of our products, which would negatively impact our business. In addition, a natural disaster could delay or prevent our contract manufacturer in the manufacture of our products, and we may need to qualify a replacement manufacturer. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in the necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. In addition, if we are required to obtain one or more new suppliers for components or use alternative components in our solutions, we may need to conduct additional testing of our solutions to ensure those components meet our quality and performance standards, all of which could delay shipments to our customers and adversely affect our financial condition and results of operations.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $2.50 to $5.12 per share through December 3, 2014. Some of the factors affecting our volatility include:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. We and a number of our current and former officers and directors and others are defendants in putative class and derivative action litigation, which is discussed above in the Section entitled “Legal Proceedings.” Any litigation to which we are a party may result in the diversion of management attention and resources from our business and business goals. In addition, any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal and that may require us to make payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock has declined and could decline again when one or more equity analysts downgrade our common stock or when those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock.

The issuance of the notes could affect the market price of our common stock.

The market price of our common stock could be adversely affected by possible sales of common stock by investors who view the notes as an attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock.

Conversion of the notes may affect the market price of our common stock.

If we do not obtain stockholder approval and satisfy our conversion obligation by delivering shares of common stock, or if we obtain stockholder approval and elect to satisfy our conversion obligation by paying cash and delivering shares of common stock, the issuance of additional shares will dilute the ownership of stockholders. In addition, any sales in the public market of shares of common stock that we issue upon conversion could adversely affect the price of our common stock.

Certain provisions in the indenture governing the notes could delay or prevent an otherwise beneficial takeover or other takeover attempt of us.

Certain provisions in the notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Unregistered Sales of Equity Securities

Pursuant to an agreement effective as of September 29, 2014, an executive of the Company purchased 200,000 shares of common stock for approximately $0.9 million in cash in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price per share of $4.54 was the closing price of the Company’s common stock, as reported by the New York Stock Exchange, on September 29, 2014. The shares are unregistered securities and are subject to the requirements of Rule 144 under the Securities Act.

Use of Proceeds from Public Offering of Common Stock

Our IPO was made pursuant to a registration statement on Form S-1 (File No. 333-190823), which the SEC declared effective on September 26, 2013. As a result of the offering, we raised approximately $145.8 million in proceeds, net of underwriting discounts, commissions and offering expenses. As of October 31, 2014, we have invested a portion of the net proceeds in short-term, interest bearing obligations and investment grade instruments, and have also repaid all of our outstanding debt obligations. Going forward, we intend to use a portion of the net proceeds for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on September 27, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit No.	Filing Date	Filed Herewith

10.1	Credit Agreement dates as of October 24, 2014, entered into by and among the Company, certain subsidiaries of the Company, the lenders party hereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent.	8-K	10.1	10/30/2014

10.2	Guarantee and Collateral Agreement dated as of October 24, 2014 between the Company in favor of Silicon Valley Bank, as administrative agent.	8-K	10.2	10/30/2014

10.3	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2014.	8-K	4.1	10/6/2014

10.4#	Agreement dated September 30, 2014 between Kevin A. DeNuccio and Violin Memory, Inc.	8-K	10.1	10/1/2014

10.5	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note).	8-K	4.1	9/24/2014

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Management contract or compensatory arrangement
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: December 5, 2014	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 5, 2014	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit No.	Filing Date	Filed Herewith

10.1	Credit Agreement dates as of October 24, 2014, entered into by and among the Company, certain subsidiaries of the Company, the lenders party hereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent.	8-K	10.1	10/30/2014

10.2	Guarantee and Collateral Agreement dated as of October 24, 2014 between the Company in favor of Silicon Valley Bank, as administrative agent.	8-K	10.2	10/30/2014

10.3	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2014.	8-K	4.1	10/6/2014

10.4#	Agreement dated September 30, 2014 between Kevin A. DeNuccio and Violin Memory, Inc.	8-K	10.1	10/1/2014

10.5	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note).	8-K	4.1	9/24/2014

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Management contract or compensatory arrangement
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.