Form 10-K
period 2015-01-31
Violin Memory Inc
filed 2015-04-08
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2014, based on the closing price of $3.96 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $363,862,216. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2015, 95,789,619 shares of the registrant’s common stock were outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to confirm these statements to actual results or revised expectations.

PART I

Item	1. Business

Overview

We have pioneered a new class of persistent flash-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Storage Platform™ and All Flash Arrays are specifically designed at each level of the system architecture to leverage the inherent capabilities of flash memory and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data - data sets that are so large or complex that traditional processing applications are inadequate - solutions in the cloud and in enterprise data centers. We have demonstrated that our Flash Storage Platforms and All Flash Arrays provide low latency and sustainable performance with enterprise-class data services, reliability, availability, capacity and serviceability through product testing and customer feedback. Our solutions enable customers to realize significant capital expenditure and operational cost savings by simplifying their data center environments.

In February 2015, we introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs our Concerto™ OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services. With our Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with our release of Symphony™ Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass.

We believe our relationship with Toshiba Corporation, or Toshiba, a leading provider of flash memory and one of our principal stockholders, allows us to design our storage systems to unlock the inherent performance capabilities of flash technology and provides us with knowledge of future generations of flash. A key component of our close relationship with Toshiba is frequent direct technical interactions between our respective engineering teams.

As of January 31, 2015, our products have been purchased by more than 350 enterprises in diverse end markets, including financial services, health care, Internet, government, media and entertainment and telecommunications. We primarily sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. We maintain relationships with systems vendors and key technology partners, such as Dell, Inc., or Dell, Fujitsu Limited, or Fujitsu, Microsoft Corporation, or Microsoft, SAP AG, or SAP, Symantec Corporation, or Symantec, Toshiba and VMware, Inc., or VMware. We had total revenue of $79.0 million, $107.7 million and $73.8 million in fiscal 2015, 2014 and 2013, respectively. We had a net loss of $108.9 million, $149.8 million and $109.1 million in fiscal 2015, 2014 and 2013, respectively.

Industry Background

A number of important IT trends are highlighting the widening performance gap between storage and other data center technologies. These trends include the acceleration of server and network technologies, widespread adoption of virtualization technologies, proliferation of public and private cloud-based environments, explosive data growth and demand for high-frequency, real-time access, the increasing strategic importance of in-memory computing, a focus on reducing data center complexity, and lowering total cost of ownership. Organizations seek to address this performance gap and optimize the utilization of both their enterprise data center and cloud environments. We believe that traditional disk-based storage solutions provided by incumbent primary storage vendors, such as Dell, EMC Corporation, or EMC, Hewlett-Packard (3PAR), or HP, Hitachi Data Systems Corporation, or Hitachi, International Business Machines, or IBM, and NetApp, Inc., or NetApp, have been unable to adequately scale performance to address this widening gap due to the inherent limitations of hard disk drives. There has been an accelerating shift towards the use of flash-based solutions. We believe other flash-based solutions provided by legacy vendors, while offering greater performance than disk-based storage solutions, have nevertheless been unable to adequately address this bottleneck while providing the data services, resilience, reliability density and availability required by enterprise applications.

Key IT Trends Impacting the Data Center

There are a number of important IT trends that are having a transformational impact on the design, performance and efficiency of storage in the data center:

•	Improving performance of server and network technologies. Server performance, driven by microprocessor advancements, multi-core processors and threading technology, has progressed at a rapid pace. We believe performance of server microprocessor units, or MPU, will continue to scale in line with the increasing number of cores per processing unit. Data center network performance has also significantly increased as networks have become faster, less intricate and more efficient.

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

IDC estimates worldwide spending on enterprise storage systems will grow from $35.7 billion in 2014 to $42.5 billion in 2018.1 A majority of this market is comprised of disk-based capacity-optimized and performance-optimized systems. As enterprises seek alternatives to traditional disk-based storage solutions and the price of flash continues to decline, there has been a faster shift toward flash-based storage. IDC predicts the all-flash array market will grow at a compounded annual growth rate of 26.6% from $1.3 billion in 2014 to $3.3 billion in 2018.2 We believe there is a continuing opportunity for a disruptive solution to capture the I/O intensive storage market as well as a meaningful portion of the primary storage market historically served, albeit poorly, by disk-based capacity-optimized and performance-optimized systems.

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

[1]	IDC, “Worldwide Enterprise Storage Systems 2014-2018 Forecast: Alignment with the 3rd Platform Is the Next Must-Have,” May 2014.
[2]	IDC, “Worldwide All-Flash Array and Hybrid Flash Array 2014-2018 Forecast and 1H14 Vendor Shares,” November 2014.

increase in disk response time, creating an I/O bottleneck and the more the response time deteriorates, the more severe the bottleneck. A common approach to address the I/O bottleneck involves over-provisioning of disk-based storage resources and only storing data on the faster outer tracks of the drive. This practice is called “short stroking.” However, over-provisioning and short stroking results in a structural underutilization of storage capacity and IT capital.

Relative Latency of HDD arrays and Flash Storage Platforms

Storage technology	Latency
HDD-based arrays	2 to 20 ms
Flash Storage Platforms	0.2 to 1 ms

As data center technologies have improved, we believe it has become increasingly clear that disk-based storage solutions are not sufficient to meet the requirements of today’s I/O intensive data center environments. In an effort to overcome the limited performance capabilities of disk-based storage solutions, vendors have begun incorporating flash technology in their storage systems as an alternative. This has been facilitated by the decrease in the price of flash components over time.

Flash-based storage solutions designed for enterprise applications are generally deployed in array-based configurations which enable storage resources to be shared across data center networks. Solutions are found in three configurations:

•	Arrays built using off-the-shelf controllers and Solid State Drives (SSDs)

•	A hybrid of both HDDs and SSDs, or

•	Specifically designed all flash arrays

Flash-based solutions using off-the-shelf components and SSDs deliver improved performance relative to disk-based storage solutions. However, their ability to optimize flash technology is severely limited by factors which include the utilization of off-the-shelf flash memory chips, commodity controllers, commercially available data protection algorithms and management software originally designed for HDDs.

Flash is a medium that becomes progressively slower and more error-prone as data is repeatedly written, read and erased. We believe that the implementation of purpose-built intelligent software and controller technologies that are tightly integrated with flash-based solutions are necessary to address the challenges of the underlying flash technology and to deliver sustained high performance and endurance. Without the implementation of technologies specifically designed for flash, the performance, sustainability, and endurance of flash-based storage solutions that use off-the-shelf components remain significantly limited.

The key limitations of HDD- and SSD-based storage solutions include:

•	Slow response times of disk-based storage solutions. Disk-based storage solutions are unable to deliver the low latency required by today’s high-performance applications. While over-provisioning and short-stroking with more HDDs modestly increases I/O throughput, this approach cannot reduce I/O response time due to the physics of rotating media and the architecture of disk-based storage solutions.

•	Limited ability to provide scalable and sustained performance under peak workloads. While SSD-based storage solutions that use off-the-shelf drives can provide improved performance over disk-based storage solutions, they suffer from the “Write Cliff” issue, a phenomenon that refers to a significant spike in latency and slower I/O response times experienced by SSDs during erase cycles. This prevents SSD-based storage solutions from delivering predictable and sustainable performance during periods of peak workloads.

•	High cost per transaction and overall cost of ownership. Disk-based storage solutions are not typically optimized to reduce the cost of storage associated with the execution of individual transactions of high- speed applications, which we refer to as cost per transaction. In addition, the current approach of over- provisioning and short-stroking HDD arrays to address the performance gap increases facilities costs, management overhead and energy consumption. Today’s disk-based infrastructures have multiple performance tiers of storage, requiring the expensive management of data and workloads within this infrastructure, which adds to the overall cost of ownership.

•	Not optimized for real-time application workloads. Disk-based storage solutions were not originally designed to serve the dynamic requirements of real-time application workloads. For example, disk-based storage solutions are designed for sequential workloads, not the random I/O patterns inherent in virtualized and cloud-based environments. Similarly, disk-based storage solutions are not designed to deliver the high-performance and high scalability requirements of Big Data analytics applications.

Limitations of Disk-Based Storage Solutions in Addressing Real-time Application Workloads

As a result of these limitations, we believe there is a pressing need for a fundamentally new approach to provide sustained high-performance storage that offers low latency, high bandwidth and extensive capacity as well as enterprise-class data services, reliability, availability and serviceability. In addition, these solutions must enable enterprises to realize capital expenditure and operational cost savings by simplifying their data center environments.

Our Solution

We have pioneered a new class of flash-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Storage Platforms and All Flash Arrays are specifically designed at each level of the system architecture starting with raw flash and optimized through the array to leverage the technologies inherent capabilities and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data solutions in enterprise data centers. Our Flash Storage Platforms and All Flash Arrays integrate enterprise-class software and hardware technologies to address the limitations cost-effectively of both disk-based and SSD-based storage solutions that use off-the-shelf components. Our systems are based on a four-layer hardware architecture that enables sustained performance during periods of peak workload as well as high reliability and availability through our intelligent, fail-in-place and hot-swappable modules, which we refer to as Violin® Intelligent Memory Modules, or VIMMs. Our module design enables the delivery of sustained high performance and uninterrupted data access should a VIMM need to be replaced. Our storage systems are tightly integrated with our Concerto OS 7 software stack. It includes our proprietary hardware-accelerated vRAID data protection technology, continuous data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services.

Our Flash Storage Platforms and All Flash Arrays address fundamental challenges in the data center and deliver critical benefits to enterprises, including:

•	Low latency and fast response times. Our flash-based storage solutions significantly reduce latency and enable fast response times across multiple write and read processes. Our solutions provide lower predictable latency when compared to disk-based solutions as a result of our parallel system and proprietary hardware-accelerated management algorithms. This allows servers to process more data efficiently and quickly, thereby eliminating disruption from peak workloads and accelerating application performance. For example, a single 7000 Series Flash Storage Platform can generate one million IOPS at sustained response times of under a millisecond, performance levels that are orders of magnitude faster than those delivered by comparable disk-based storage solutions.

•	Sustained and scalable high performance. Our Flash Storage platforms and All Flash Arrays provide enterprises with the sustained high performance required to run business-critical applications in today’s random I/O workload environments. Our Flash Storage Platforms and All Flash Arrays overcome the Write Cliff issues experienced by SSD-based storage solutions that use off-the-shelf components to increase throughput, reduce latency and provide sustained performance through the use of proprietary hardware-accelerated data protection and management algorithms. Further, we believe our Concerto OS 7 software stack enables our Flash Storage Platforms to scale performance more effectively than disk-based and competing flash-based storage solutions on a sustained basis. For example, a single SSD utilized consistently over an 11-hour period can undergo a 50% drop in performance over the first 45 minutes which can persist throughout the entire period of use, while our 6000 Series All Flash Array used over a similar 11-hour period typically experiences no performance degradation or increase in latency.

•	Significantly lower overall total cost of ownership. At the same price as legacy enterprise-class primary storage, our flash-based storage solutions can generate significant savings and provide greater return on investment to enterprises. A single Flash Storage Platform or All Flash Array delivers sufficient IOPS per rack unit, or performance density, to replace multiple racks of disk-based storage solutions. Accordingly, our Flash Storage Platforms and All Flash Arrays can potentially provide improvements of up to 75% less power and 80% less cooling requirements compared to a competitive disk-based storage solution. With the Flash Storage Platform for primary storage, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, eliminating the need to manage data and workloads across the tiers. And, with our release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass; thereby saving significant storage administrative resources. Finally, with the ability to scale-up to 1.3 petabytes in 24 rack units, the Flash Storage Platform offers significant opportunities for infrastructure consolidation, which reduces both capital and operating expenses necessary to manage data center assets.

•

Optimized for real-time application workloads. Our Flash Storage Platforms and All Flash Arrays are specifically designed to deliver the sustainable and scalable performance required by a broad range of real-time application workloads. Our systems are optimized for random I/O workloads generated in virtualized and cloud-based environments and enable the consolidation of thousands of virtual servers to share a common storage infrastructure while significantly increasing host CPU utilization. Additionally, our Flash Storage Platforms and All Flash Arrays are highly interoperable with existing virtualization infrastructures, allowing IT managers to leverage existing data center networking and operating systems in both virtual and cloud-based environments without making changes to management software. Our solutions deliver high-performance that scales to petabytes of data and enables the acceleration of Big Data analytics applications.

Our Solution is Optimized for the Demanding Requirements of Real-time Application Workloads

Our Strategy

Our objective is to be the leading supplier of purpose-built flash-based storage solutions for primary storage, business-critical applications, virtualized environments and Big Data environments. Key elements of our strategy include:

•	Continue to pursue technology and product innovation to bring storage capabilities in line with advancements in server and network technologies. We intend to continue to innovate and invest in new products designed to leverage the capabilities of future generations of flash technology to cost-effectively provide greater levels of enterprise-grade data protection and sustained sub-millisecond performance. For example, our Flash Storage Platform tightly integrates our latest hardware design with firmware and software to deliver the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage, which we believe re-establishes price leadership in the all-flash-array market. Our Concerto OS7 operating software provides a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services. We intend to continue to integrate software hardware and firmware to build leadership end-to-end Flash Storage Platforms that further enhances analytics capabilities and other embedded applications.

•

Maintain high levels of customer engagement to drive sales. We intend to drive further penetration and deployment of flash-based storage solutions within our existing base of end-customers globally. Many of our customers initially deploy our solutions on a limited scale, tiered with disk-based storage solutions, which provides us with significant opportunities to sell more of our products as their storage performance and capacity requirements increase. We believe we are well positioned to benefit as our customers expand their investments in high-performance storage offerings to include primary storage workloads, and we intend to continue to maintain our high levels of engagement with our existing customers. In addition, our close relationships and frequent dialogues with our customers contribute to our development activities and enable us to introduce future products that anticipate specific customer needs.

•	Continue to grow our relationships with systems vendors and technology partners to accelerate the adoption of our solutions. We have established relationships with a number of industry-leading systems vendors, including Dell and Fujitsu, and intend to leverage their distribution capabilities to expand our global reach to customers in diverse end-markets. We believe that the integration of our solutions into systems vendor platforms validates our technology and provides us with valuable feedback that assists in developing new persistent memory-based storage solutions that address the critical business needs of our end-customers. In addition to our relationship with Toshiba, we also collaborate with other key technology leaders, such as Citrix, Microsoft, SAP, Symantec and VMware, to help design reference architectures and integrate our persistent memory-based storage solutions with their software solutions. We intend to expand our existing relationships while establishing new relationships with leading software, memory and IT hardware vendors and system integrators globally.

•	Invest in our global distribution channel to expand our presence. We intend to leverage and expand our relationships with our resellers, distributors and system integrators to penetrate existing and new markets more effectively. Our solutions are already sold in more than 15 countries, but we believe that international markets represent a significant opportunity for further growth. We intend to continue to grow our operations in Europe and Asia and further expand our geographic reach by continuing to invest in our direct sales teams and network of resellers and distributors globally.

•	Opportunistically pursue strategic acquisitions and investments. We intend to evaluate complementary businesses and discrete hardware and software technologies to accelerate our go-to-market strategy and extend our technology leadership position. In addition, we may opportunistically make strategic investments in, or pursue acquisitions of, companies with innovative technologies that will broaden the features and capabilities of our solutions, extend our product portfolio, increase our geographic presence or expand our market share.

Technology

Our flash-based storage solutions integrate enterprise-class hardware and software technologies to cost-effectively address shortcomings found in both HDD-based and SSD-based storage solutions that use off-the-shelf components. Our Flash Storage Platforms’ and All Flash Arrays’ differentiated hardware incorporates a four layer architecture that enables low, predictable latency with sustained high performance under peak workloads, as well as high reliability and availability through intelligent fail-in-place and hot-swappable modules.

Integrated with our hardware architecture is our powerful operating system Concerto OS 7, which is engineered to optimize the management of flash, ensure interoperability with existing data center operating systems and a full suite of enterprise-class data management services.

Violin Symphony is a comprehensive storage management platform that enables centralized administration of all Violin arrays and Flash Storage Platforms, real-time SLA-based health monitoring, customizable dashboards and comprehensive reporting, which can all be controlled in 1, 2 or 3 clicks through a single pane of glass.

Additionally, we have a technology and supply relationship with Toshiba, a leading supplier of flash memory and one of our principal stockholders. Through our relationship, we have developed a fundamental understanding of Toshiba’s flash specifications at the chip level, which we believe allows us to optimize our hardware and software technologies to unlock the inherent performance capabilities of flash. Additionally, our frequent interaction with Toshiba’s engineering teams provides us with insights into Toshiba’s product development roadmap for flash memory. This enables us to engineer our products for future generations of memory technology.

Overcoming Flash Management Challenges

Flash arrays become progressively slower and more error-prone as data is repeatedly written, read and erased. We believe that without the implementation of intelligent software and controller technologies that have been purpose-built to address the technical challenges of flash, the sustainable performance and endurance of flash-based storage solutions can be severely limited.

Our proprietary, hardware-accelerated vRAID technology, which is a key component of our Concerto OS 7 operating system software, solves several key challenges that prevent sustained performance and consistent low latency for enterprise application workloads on raw flash during memory erase cycles. Although a flash memory block can be read very quickly, it takes significantly more time for that block to be written or programmed; in addition, once a flash memory block is full, it cannot be modified without first being erased, which takes much longer than reading or writing. This asymmetry creates problems when the individual blocks that comprise a flash device become full, requiring empty space to be recovered to allow more writes. The recovery process, also known as grooming or garbage collection, requires that currently accessed data be gathered and placed into a free block so that the targeted block can be erased. In flash-based storage solutions that use off-the-shelf SSDs, grooming activities are performed in software using the server processor, reducing computing bandwidth and potentially impacting performance in demanding data center and cloud environments. Such degradation in performance, commonly referred to as the Write Cliff, results in a significant decrease in throughput and large spikes in latency. We believe our system-level approach, hardware-accelerated vRAID implementation and deep software integration expertise enable us to handle the Write Cliff phenomenon more efficiently than flash-based storage solutions that use off-the-shelf components.

Violin’s Flash Fabric Architecture™

Key components of our differentiated four-layer Flash Fabric Architecture include:

•	Custom-designed distributed flash controllers. Our proprietary distributed flash controllers are tightly integrated with individual raw flash components and provide the foundation for the three higher layers of our system architecture. Active communication with higher system layers enables the controller to intelligently schedule reads, writes and erases to minimize latency and maximize performance of application workloads.

•	Intelligent memory modules. Our system architecture aggregates flash components into hot-swappable intelligent memory modules, which we refer to as VIMMs. Each VIMM contains a hardware-accelerated translation layer that provides essential process and correction functions, such as wear-leveling and error/fault management. Our module design enables the delivery of sustained performance and uninterrupted data access in the event of a failure of one or more flash memory chips within a VIMM. In addition, our architecture optimizes the data grooming process by allowing it to be performed intelligently across individual VIMMs without consuming CPU or system resources, unlike other flash-based storage solutions. Our arrays are populated with SLC or MLC VIMMs depending on the performance and capacity requirements of our customers.

•	Violin vXM switched memory tightly integrated with vRAID. Our Violin Switched Memory Controller, or vXM, delivers high resiliency and performance scaling across a network of flash memory modules. vXM incorporates each VIMM into a reliable, switched fabric of flash components and provides fault isolation, instantaneous re-routing of data traffic and automated re-striping of data in the event of a complete failure of one or more VIMMs. Our vXM design enables hot-swapping and in-place replacement of VIMMs, flash controllers and other system controller elements for uninterrupted operation. Unlike other memory interconnects, vXM was custom-designed to support large topologies and fault tolerance while enabling multiple memory types. In conjunction with our proprietary vRAID data distribution and protection method, vXM provides the core fabric for delivering reliable data persistence and scalable performance in our Flash Storage Platforms and All Flash Arrays.

•

Array controller. Our array controller is a low latency system controller that provides network connectivity to flash capacity through various standards-based storage protocols. The array controller orchestrates memory virtualization, logical capacity management, and load-balancing functions of our Flash Storage Platforms and All Flash Arrays

Our Flash Fabric Architecture is designed not only to meet the latency and throughput needs of today’s enterprise applications, such as databases, ERP, CRM and virtual servers, but also to scale to address the high-performance demands of cloud applications.

Concerto OS 7 Software Stack

Our Concerto OS 7 software stack is specifically designed to optimize the storage and management of data on flash. Concerto OS 7 is a broad suite of management capabilities that provides data protection, systems management, capacity management and load balancing of data storage on flash memory. The key components of our Concerto OS 7 software stack include:

•	Data management functionality. Concerto OS 7 integrates Violin’s system-level raw flash management and one of the broadest sets of data management services into a single operating system. Concerto OS 7 delivers simplicity, flexibility and control by allowing control of enterprise-grade data services such as inline, block-level deduplication and compression, synchronous replication, application consistent snapshots, thin provisioning, continuous data protection, consistency groups, clones, backup integration and WAN security and optimization with a simple one, two, or three clicks, application by application or LUN by LUN.

•	Hardware accelerated flash optimization and data protection with vRAID. Our proprietary Flash vRAID methods provide hardware-accelerated RAID data protection and a fundamentally more efficient and higher performance solution than existing RAID implementations that are not designed for flash memory. Our vRAID technology manages RAID groups and flash maintenance across the All Flash Array’s vRAID groups, where any vRAID group can access any VIMM. VIMMs are combined in groups of five to comprise one vRAID group. Our vRAID algorithm significantly lowers latency by enabling massively parallel data striping for high throughput and IOPS. Further, vRAID enables fail-in-place support of VIMMs and fast rebuilds that have minimal impact on application performance.

•	Integrated clustering for high availability. Our Concerto OS 7 software stack provides high availability clustering while enabling integrated management of multiple memory arrays using Symphony’s web-based management console.

Products

7300 Flash Storage Platform

Violin’s 7300 Flash Storage Platform combines comprehensive data protection and reduction services with high performance, high resiliency all-flash solutions that are designed to deliver a better customer experience at the cost of existing disk drive-based products. Enterprise and cloud data centers based on Violin Memory Flash Storage Platforms for their primary storage needs can be easier to manage, consume less space and power and transform data center economics.

The Violin 7300 Flash Storage Platform powered by Concerto OS 7 delivers a rich suite of Enterprise Data Services for a comprehensive solution that is designed to deliver the performance and capabilities enterprise-class primary storage requires. The Violin 7300 Flash Storage Platform consists of high performance storage with embedded enterprise-grade data services including business continuity, data protection, data scalability, and data efficiency. Violin’s Enterprise Data Services deliver several benefits:

•	Data reduction including advanced switchable inline data deduplication and compression for savings up to 10:1 for suitable applications;

•	Flexible and powerful business continuity with asynchronous replication;

•	Clones and mirroring protect valuable enterprise data;

•	Data scaling is simple with pay-as-you-grow capacity licensing for low risk, non-disruptive growth

•	Configuration choice as a stand-alone storage array, or as a shelf in the 7700 Flash Storage Platform; and

•	Performance that is transformative with capabilities built for demanding enterprise environments enabling high levels of data center consolidation

7300E Flash Storage Platform

The Violin 7300E Flash Storage Platform provides the same capabilities and features as the 7300 Flash Storage Platform, but at an entry-point as low as 34TB effective. With our industry-leading “Pay-As-You-Grow” capacity licensing model the 7300E can be expanded seamlessly and without any additional hardware upgrades up to 125TB effective in a compact and cost effective 3 rack unit foot print.

7700 Flash Storage Platform

The Violin 7700 Flash Storage Platform is the latest generation of our high-end modular array line up, engineered for maximum performance, scalability and the only all-flash platform in the industry that natively delivers a zero data loss architecture. The Violin 7700 Flash Storage Platform is targeted at large, multi-petabyte and multi-site deployments for customers that look for ultimate scale, availability and flexibility.

Powered by Concerto OS 7, the Violin 7700 Flash Storage Platform provides over 1.3 petabytes of effective capacity or serves 20,000 persistent virtual desktops across six shelves, and adds synchronous replication and stretch cluster capabilities to the menu of data protection services.

The Violin 7700 Flash Storage Platform also provides an excellent investment protection path for existing Violin 6000 series and 7000 series All Flash Array customers, because these All Flash Arrays can now upgrade to a Violin 7700 Flash Storage Platform, and may take advantage of the Concerto OS 7 industry-leading feature set and Symphony 3 revolutionary storage management experience.

6000 Series All Flash Array

Our 6000 Series All Flash Array consists of an integrated highly available, fault-tolerant system. The 6000 Series All Flash Array is available based on either SLC or MLC flash technology. Systems based on SLC can support up to 17 terabytes per array with performance of up to one million IOPS. Systems based on MLC can support up to 70 terabytes per array with performance of up to 750,000 IOPS. We offer different All Flash Array solutions within our 6000 Series All Flash Array, which are designed to meet various customer requirements, including a variety of capacity features, performance criteria and price points.

Windows Flash Array

Violin’s Windows Flash Array (WFA) delivers superior performance and economics to the datacenter so users can do more with existing IT resources. The combination of Violin Memory’s patented Flash Fabric Architecture, Microsoft’s fast SMB Direct protocol, and Microsoft Windows Storage Server 2012 R2 means users can optimize their Windows Server environment to deliver consistent high performance on a simpler architecture with reduced CPU load for every byte, every time. Workloads including OLTP, business intelligence, data warehousing, file servers and virtualized enterprise server (Hyper—V) and desktop applications are ideal for WFA’s performance. Continuous availability with reduced risk to operations is at the center of the WFA design. Multilayered hardware and software resiliency delivers enterprise-class performance and certainty so that mission critical applications and data will remain online 24x7.

Symphony™ System Management Software

Symphony is a system management software solution that enables centralized management of Violin Flash Storage Platforms and All Flash Arrays. Symphony provides a single pane of glass view into our Violin infrastructure and reduces operational complexity with customized dashboards, in-depth performance and health monitoring, automated operations and a consolidated management interface across hundreds of Flash Storage Platforms and All Flash Arrays.

Customer Support

We offer a variety of support programs based on the needs of our customers. Our customer service and support programs involve hardware support, software support and software updates along with other product support including on-site or classroom training, on-site professional services, Internet access to technical content and 24-hour telephone and email access to technical support personnel.

Beyond our standard product and software warranties, we provide three tiers of support offerings. Our entry-level support offering, or our Bronze support offering, provides for technical support at varying response times depending on the customer support issue, delivery of replacements parts and software and firmware maintenance updates. Our Silver support offering includes all of the support in our Bronze support offering with accelerated response times as well as part replacement by a qualified field service technician, standard system installation for initial systems installations and administrative-level training for two attendees at one of our designated sites.

We also sell premium support, which we refer to as our Gold support offering. Our Gold support offering includes all of the items included in our Silver support offering together with faster target response times for technical support matters and replacement parts, including delivery of replacement parts within four hours of a customer’s request.

Our service contracts typically have terms of either one or three years. In some circumstances, we rely on authorized service providers in certain international locations to deliver on-site customer support, system maintenance and part replacement. We work closely with these authorized service providers to train and certify them to provide support for our products. These authorized service providers are typically companies with which we have contracts for providing support for our customers in locations where we do not have support operations. In some instances, these authorized service providers are also our resellers, distributors or systems vendors. We provide a significant amount of customer service support directly to our customers, but the amount of direct customer service support we provide in the future may varies depending on our customer mix, customer location and if we elect to increase the utilization of authorized service providers. We use IBM, our third party hardware maintenance provider, to provide vendor neutral hardware support and repair services to our end-customers.

Sales and Marketing

We sell our products to end-customers either directly or through resellers and distributors, as well as to large systems vendors and system integrators, which in turn incorporate our products into their solutions. We also work with technology partners, such as large software providers, to integrate and market our products with their solutions. We refer to our network of systems vendors, resellers and technology partners as our channel partners.

In our direct sales efforts, our sales team directly engages with customers to understand customer requirements and to assist customers in determining which of our products best satisfies those requirements. For large customers, we establish an account team that manages the relationship with the customer. An account team may include members of our sales staff, service and support professionals and technical resources. Our sales process often involves installing trial deployments of our products, which allows customers to experience the operation of our products and appreciate the value of our products. Generally, our large customers to date have relied on an existing vendor relationship for sourcing their IT equipment. Consequently, we transact most of our sales through resellers even though we maintain a direct selling and support relationship with the customer. By using these sourcing vendors as our resellers, we eliminate the time that would otherwise be spent on negotiating the terms and conditions directly with the end-customer and potentially decrease the length of the sales cycle. In fiscal 2015, 2014 and 2013, the substantial majority of our revenue resulted from our direct sales team’s engagement with target end-customers.

We also sell to systems vendors and system integrators, which integrate our product into a broader enterprise solution offered by the systems vendors. We then work with our systems vendor and systems integrator partners to co-market our solutions and typically offer service and support to the customer together with our partner. In addition, we establish relationships with other technology providers, such as large software providers. We integrate our storage systems with their software and other technologies to offer a comprehensive solution to customers.

We work closely with our channel partners to promote and sell our products. As of January 31, 2015, we had over 100 channel partners, including Arrow, Commtech Innovative Solutions, Dell, ePlus, Fujitsu, OnX and Mainline Information Systems, covering over 30 countries. We may seek to selectively add new channel partners, particularly in additional regions outside North America to complement or expand our business.

Our marketing efforts are focused on building brand awareness and qualifying sales leads for new and existing customers. A key element of our efforts to grow our business will be increasing awareness of our brand and technological capabilities through advertising and other marketing activities. We employ an international team of marketing professionals and utilize our resellers, distributors, systems vendors and other technology partners for additional marketing efforts. In addition to our marketing employees, we engage outside marketing professionals to augment our marketing capabilities and expand our international marketing reach. Our marketing team is responsible for branding, product marketing and managing our channel marketing programs. We rely on a variety of marketing vehicles, including advertising, trade shows, public relations, industry research, our website and collaborative relationships with technology vendors. We spent $5.5 million, $4.6 million and $3.9 million in fiscal 2015, 2014 and 2013, respectively, on such activities. We have entered into an agreement with the Forty Niners SC Stadium Company LLC pursuant to which we will receive advertising, branding and other sales and marketing benefits through fiscal 2024. For additional information regarding this agreement, see the section entitled “Management Discussion and Analysis-Contractual Obligations.”

We maintain sales office in the United States as well as in China, Japan, Singapore, South Korea and the United Kingdom. As of January 31, 2015, we had 140 sales and marketing employees worldwide.

Customers

Our products are used in a variety of markets, such as consumer, education, financial services, government, healthcare, industrial, Internet, media and entertainment telecom and transportation. In most cases, we have sold our products to large systems vendors or through resellers. When we sell through resellers, we establish direct communications with the end-customers who make the decision to purchase our products. End-customers that have purchased our products either directly from us or through resellers include: AOL, Bank of America, Equinix, ICAP, Pella Corporation, Toshiba, Verizon Wireless and the U.S. Federal government.

Our top five customers accounted for 30%, 35% and 37% of our revenue for fiscal 2015, 2014 and fiscal 2013, respectively. We released our 6000 Series All Flash Arrays in January 2012, which represented approximately 83%, 84% and 78% of our product revenue for fiscal 2015, 2014 and 2013, respectively.

We derived 61%, 62% and 76% of our total revenue from sales to customers located in the United States in fiscal 2015, 2014 and 2013, respectively.

Research and Development

We believe continued investment in research and development is critical to our business. We work closely with our customers to understand their current and future needs and have designed a product development process that integrates our customers’ feedback as a key component.

As of January 31, 2015, we had 129 employees in our research and development organization, including approximately 68 employees in software development. Substantially all of these employees are located at our headquarters in Santa Clara, California. We plan to continue to dedicate significant resources to our research and development efforts. Our research and development expenses were $52.1 million in fiscal 2015, $73.7 million in fiscal 2014 and $57.8 million in fiscal 2013.

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

We believe that our manufacturing and logistics arrangements allow us to preserve our working capital, reduce manufacturing and logistics costs and optimize fulfillment while maintaining product quality and flexibility. Our operations group oversees the manufacturing process and maintains relationships with our manufacturer and its component suppliers. Historically, we have not experienced significant delays in fulfilling customers’ orders and we maintain a good record of on-time delivery. In addition, we have not experienced any significant manufacturing capacity or material constraints. In the future, we may need to add manufacturing partners to satisfy our production needs.

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

Competition

We compete with companies that sell products using various traditional datacenter architectures, including high-performance array-based storage solutions. These may include the traditional data storage providers, including storage array vendors such as Dell, EMC, Hitachi, HP, IBM, NetApp and Pure Storage, which typically sell centralized storage products as well as high-performance storage solutions utilizing SSDs. We also compete with vertically integrated appliance vendors such as Oracle. A number of privately-held and newly public companies are currently attempting to enter our market, some of which may become significant competitors in the future.

We believe that the principal competitive factors in our market are as follows:

•	sustainable performance, low latency and high bandwidth;

•	serviceability, reliability and availability;

•	enterprise-class data management services;

•	in-line, block deduplication and compression;

•	non-disruptive software upgrades;

•	flexibility and interoperability with existing data center infrastructure;

•	ease of management;

•	depth of technology collaboration with leading memory suppliers;

•	the ability to provide an integrated hardware and software solution;

•	lowering cost per transaction and total cost of ownership, including space and energy efficiency; and

•	the ability to be bundled with system and technology vendors as solutions.

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

Intellectual Property

We have 35 issued patents and 47 provisional and nonprovisional patent applications in the United States and 56 issued or allowed patents and 60 corresponding patent applications in foreign jurisdictions, including Patent Cooperation Treaty applications, as of January 31, 2015 relating to solid-state storage, solid-state memory, software acceleration, and related technologies. We own a registered trademark for “Violin” in the United States, the European Union (Community Trade Mark Registration), China, India and Japan. As of January 31, 2015, we also owned seven additional U.S. and foreign registered trademarks.

Our core intellectual property relates to our All Flash Arrays. Our hardware and software technologies are not materially dependent on any third-party technology. We protect our intellectual property primarily with patents and by generally requiring our employees and independent contractors with knowledge of our proprietary information to execute nondisclosure and assignment of intellectual property agreements. However, the steps we have taken to protect our technology may not be successful in preventing misuse by unauthorized parties in the future. In addition, if any of our products, patents or patent applications is found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents.

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

Employees

As of January 31, 2015, we had 329 employees, including 140 employees in sales and marketing, 128 employees in research and development, 27 employees in customer support, 26 employees in general and administrative and 8 employees in operations. None of our employees are represented by labor organizations or are a party to any collective bargaining arrangements. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Financial Information about Segments and Geographic Areas

We operate our business in one segment. The segment and geographic information required herein is contained in Note 12 “Segment Information”, in the notes to our consolidated financial statements.

Backlog

Product backlog includes orders confirmed for products generally scheduled to be shipped to customers within two weeks. We believe that our product backlog, as of any particular date, is not necessarily indicative of actual product revenue for any future period because a substantial portion of our products is sold on the basis of standard purchase orders that are cancellable prior to shipment without penalty. Orders for services for multiple years are billed upfront shortly after their receipt and are included in deferred revenue until such time revenue recognition obligations are satisfied. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered.

Corporate Information

Our website address is www.vmem.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (SEC) and such reports and other information filed by the Company with the SEC are available free of charge on our website at investor.vmem.com when such reports are available.

The public may read and copy any materials filed by Violin Memory®, Inc. with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM	1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, and our Form 10-Q for the third quarter of fiscal 2015. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our All Flash Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue result for our fourth quarter of fiscal 2015 was below the guidance we provided the previous quarter. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and our liquidity position imposes risk to our operations.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through January 31, 2015, and we have an accumulated deficit of $461.5 million as of January 31, 2015. Through

January 31, 2015, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. Our ability to continue as a going concern is dependent upon our achieving profitability or obtaining the necessary financing to fund our operations.

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

We intend to continue to make investments to support our business and may seek or be required to seek additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. We recently raised additional funds through the issuance of convertible debt securities and our stockholders could suffer significant dilution. If we issue additional equity or convertible debt securities, our stockholders could suffer additional significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

We have incurred a net loss in each quarter since our inception. As of January 31, 2015, we had an accumulated deficit of $461.5 million. We expect to incur losses in future periods as we continue to increase our expenses in order to position us to grow our business. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability in a particular period, we may not be able to sustain it.

Our historical revenue growth rate is not likely to recur and is not indicative of our future performance.

Our revenue and our revenue growth rates achieved in prior periods may not be indicative of our future revenue or revenue growth rates. While we have experienced significant revenue growth rates in the years ended January 31, 2014 and 2013, we did not achieve a similar revenue growth rate for the year ended January 31, 2015. For example, our revenue for the first quarter of fiscal 2015 declined by approximately $9.9 million as compared to the fourth quarter of fiscal 2014. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth. If our revenue does not grow, it may be difficult to achieve and maintain profitability.

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

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in the development of the all flash array market;

•	compete effectively in the primary storage market with our new Flash Storage Platform, including our Concerto OS 7 operating system software;

•	maintain our direct sales force as well as grow and expand our relationships with key customers, systems vendors and technology partners;

•	expand our channel relationships;

•	forecast and control expenses;

•	recruit, hire, train and manage additional research and development, and sales and marketing personnel;

•	expand our customer support capabilities on a global basis;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels, including trial deployments of systems;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

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

The market for primary data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various high-performance array-based storage approaches employed by next-generation datacenters. Competitors include incumbent primary storage vendors, such as EMC, HP, Hitachi, IBM and NetApp, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In addition, a number of privately-held and newly public companies are attempting to enter our market, some of which may become significant competitors in the future.

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

If our new Flash Storage Platform products are not successful, our business could be materially and adversely affected.

Our ability to compete effectively in the primary storage market is dependent upon the success of our new Flash Storage Platform 7300, 7300E and 7700 products. If our new Flash Storage Platform products are not successful, it will be difficult for us to compete in the primary storage market with our current products at margins that enable us to achieve and maintain profitability. We could face increased pricing pressure, reduced gross margins, increased sales and marketing expenses, longer customer sales cycles and the loss of market share. In addition, if we have to compete in the primary storage market with our 6000 Series products, we could be forced to modify substantially our cost structure and business strategy, which could have a material adverse effect on our business and operating results.

We expect large and concentrated purchases by a limited number of customers to continue to represent a majority of our product revenue, and any loss of, or delay or reduction in purchases by a small number of customers could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a majority of our product revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the years ended January 31, 2015, 2014 and 2013 were 30%, 35% and 37%, respectively.

As a consequence of our limited number of customers, the concentrated nature of their purchases and the timing of purchases from these large customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. For example, in the fourth quarter of fiscal 2015, a couple large customers decided to evaluate our new Flash Storage Platform instead of continuing with their purchases of our 6000 Series products. Consequently, our revenue for the period was below our guidance and declined slightly as compared to the third quarter of fiscal 2015. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

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

Our All Flash Array products, including our new Flash Storage Platform and Concerto OS 7 operating system software, and related software are highly technical and complex and are often used to store information critical to our end-customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our end-customers. Some errors in our products may only be discovered after they have been installed and used by end-customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, or any perception of the same in the marketplace, could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of end-customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate or could be subject to coverage exclusions or deductibles with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal amount of, to pay interest on or to refinance our indebtedness, including our convertible senior notes, depends upon our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to pay interest on our convertible senior notes, to repurchase the notes upon a fundamental change or to settle conversions of the notes in cash.

Our convertible senior notes bear interest semi-annually at a rate of 4.25% per year. In addition, in certain circumstances, we are obligated to pay additional interest or special interest on the notes. If a “fundamental change” occurs, holders of the notes may require us to repurchase all or a portion of their notes in cash. Furthermore, if we obtain stockholder approval, upon conversion of any notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the notes. Any of the cash payments described above could be significant, and we may not have enough available cash or be able to obtain financing so that we can make such payments when due or to repay the indebtedness under our then outstanding credit facilities in order to be permitted to make such cash payments. Our existing credit agreement prohibits us from making any optional prepayments with respect to the notes, which may potentially restrict our ability to make any cash payments upon conversion, and the events that would trigger a fundamental change would be default under the credit agreement, which could prohibit us from repurchasing the notes. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. If we fail to pay interest on the notes, repurchase the notes when required or deliver the consideration due upon conversion, we will be in default under the indenture. A default under the indenture would be a default under our credit agreement and could lead also to a default under the agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversion of the notes. Our inability to do so could result in a default on our debt obligations.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our products in any quarter, including orders from large customers;

•	a postponement or cancellation of significant orders;

•	cost and timing of trial deployments;

•	product mix;

•	mix of sales between end-customers and channel partners;

•	availability of, and our ability to control the costs of, the components we use in our hardware products, specifically flash memory;

•	reductions in customers’ budgets for information technology purchases;

•	additional restrictions on our ability to export our products;

•	delays in end-customers’ purchasing cycles or deferments of end-customers’ product purchases in anticipation of new products or product enhancements from us or our competitors;

•	any change in the competitive dynamics of our markets, including actions by large storage providers who may discount product prices or bundle storage products to provide lower overall systems costs;

•	fluctuations in demand and prices for our products;

•	changes in standards in the data storage industry;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet end-customer requirements;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter and cause the price of our common stock to decline.

Our sales cycles can be long and unpredictable, particularly with respect to large orders and establishing systems vendor and systems integrator relationships that require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate significantly.

Our sales efforts include convincing end-customers of our products’ reliability and interoperability with their existing network infrastructure. Because our products are based on emerging flash technology, we often must invest time in educating our potential end-customers of the benefits of flash technology over legacy technologies, such as HDDs. Customers often undertake a trial deployment to evaluate and test our products which can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, and we continue to increase the number of our sales personnel, which could further extend the sales cycle as these new personnel typically require a significant amount of training and experience until they are productive. These factors, among others, result in long and unpredictable sales cycles, particularly with respect to large orders and the establishment of system vendor and systems integrator relationships. Further, we may invest significant management attention and expense in building relationships that do not ultimately result in successful sales.

We also sell to systems vendors and systems integrators that incorporate our products into their solutions, which can require an extended evaluation and testing process before our product is approved for inclusion in one of their solutions. We also may be required to customize our product to interoperate with a systems vendor’s solution, which could further lengthen the sales cycle for sales to systems vendors.

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

If we are unable to properly forecast, monitor, control and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain in order to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in the inventory level of our finished products which would cause us to incur manufacturing costs in a period that are not offset by sales of finished products. In addition, our inability to manage inventory levels in connection with future product transitions may harm our operating results. For example, in the fourth quarter of fiscal 2015, we incurred a provision for excess and obsolete inventory of $17.6 million and an increase in accrued liabilities of $2.3 million for non-cancellable purchase orders when we transitioned from our 6000 Series All Flash Array to our new Flash Storage Platform. In addition, in the fourth quarter of fiscal 2014, we incurred a provision for excess and obsolete inventory related to our PCIe inventory and non-cancellable purchase commitments of $9.2 million. Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships or cause us to lose potential sales.

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

The market for flash memory in storage products is rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to trends in this market as they develop and evolve. Sales of our products are dependent in large part upon our ability to penetrate the primary storage market in addition to markets that require high-performance data storage solutions, such as business-critical applications, virtualization and Big Data. It is difficult to predict with any precision customer adoption rates, end-customer demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately predict our future performance. Our products may never gain broad adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although flash-based data storage products have a number of advantages compared to other data storage alternatives, flash-based storage devices have certain disadvantages as well, including increased utilization of host system resources than traditional storage, and in some circumstances may require end-customers to modify or replace network systems originally installed for traditional storage media. A reduction in demand for flash-based data storage caused by lack of end-customer acceptance, technological challenges, competing technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.

We have derived substantially all of our revenue from a single line of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our All Flash Array product line has accounted for substantially all of our revenue, and the Flash Storage Platform is expected to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our All Flash Arrays and Flash Storage Platform products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our All Flash Array or Flash Storage Platform products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our products; and

•	our inability to release enhanced versions of our products, including any related software or future generations of products, on a timely basis.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, Kevin A. DeNuccio. We also are very dependent on the services of our senior vice presidents. We could experience difficulty in integrating and retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects and operating results.

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

The rate at which we grow our business is impacted by systems vendor customers incorporating our products into their vertically integrated appliances and data storage systems and these systems vendors’ sales efforts. Any failure to grow our systems vendor sales and maintain relationships with systems vendors or systems integrators could adversely affect our business, operating results and financial condition.

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

Moreover, our systems vendor and systems integrator customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with systems vendor and systems integrator customers for a number of reasons, including because of their relationships with our competitors or prospective competitors. In addition, there may be competing incentives that may not motivate their internal sales forces to promote our products. If we are unable to grow our sales to systems vendors, if our system vendor customers’ systems incorporating our products are not commercially successful, if our products are not designed into a given systems vendor product cycle or into a systems integrator’s solution or if our systems vendor customers significantly reduce, cancel or delay their orders with us, our revenue would suffer and our business, operating results and financial condition could be materially adversely affected.

Our ability to sell our products is highly dependent on the quality of our customer support and services, and any failure to offer high-quality support and services would harm our business, operating results and financial condition.

Once our products are deployed, our customers depend on our support organization to resolve any issues relating to our products. Our products provide business-critical services to our customers and a high level of customer support is necessary to maintain our customer relationships. We rely on authorized service providers in certain locations in the United States to install our products and deliver initial levels of on-site customer support and services. While we attempt to carefully identify, train and certify our authorized service providers, we may not be successful in ensuring the proper delivery and installation of our products or the quality or responsiveness of the support and services being provided.

As we grow our business, our ability to provide effective customer support and services will be largely dependent on our ability to attract, train and retain qualified direct customer service personnel and our ability to maintain and grow our network of authorized service providers. Additionally, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English, as well as identifying, training and certifying international authorized service providers to support products we may deploy in geographical areas in which we may not currently have authorized service providers.

Any failure to maintain high-quality customer support and services, or a market perception that we do not maintain high-quality customer support and services, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results and financial condition.

If our security measures are breached or unauthorized access to our data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liability.

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

We rely on Flextronics to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We purchase our flash components directly from a single-source supplier and consign these components to Flextronics. Our reliance on our contract manufacturer reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturer or if our contract manufacturer experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturer are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. There can be no assurance that any patents will issue with respect to our pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. Our issued patents and any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that design around our intellectual property. Although we endeavor to sign confidentiality agreements with our employees and others who may have access to our trade secrets, we cannot guarantee that we have entered into these agreements with all such parties, nor that the agreements we have entered will not be breached.

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

Adverse economic conditions and reduced information technology spending could have an adverse impact on our revenue, revenue growth rates and operating results.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the capital spending budgets and financial health of our current and prospective customers. The purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital. A general economic downturn, such as the slowdown that began in 2008, could dramatically reduce business spending on technology infrastructure. In response to a global economic slowdown, including a deterioration in their own financial condition, or an inability to obtain financing for capital investments, our customers and customer prospects could reduce or defer their spending on storage infrastructure, which could result in lost opportunities, declines in bookings and revenue, order cancellations or indefinite shipping delays.

The global economic environment has been volatile as a result of many factors, including the economic uncertainty faced by a number of European countries, the strength of the U.S. dollar, a collapse in the price of oil and other commodities, acts of terrorism and the threat of military action in other parts of the world. If this volatility continues and there is a growing weakness in general economic conditions, a reduction in storage infrastructure spending, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenue, operating results and financial condition, including as a result of potential inventory write downs, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

If we experience declines in average selling prices, our revenue and gross profit may decline.

The data storage industry is highly competitive and has historically been characterized by declines in average selling prices. It is possible that the market for flash-based data storage solutions could experience similar trends. Our average selling price on a per-gigabyte basis has declined over time and could continue to decline due to pricing pressure caused by several factors, including competition, the introduction of alternative technologies, overcapacity in the worldwide supply of flash-based or similar memory components, increased manufacturing efficiencies, implementation of new manufacturing processes and expansion of manufacturing capacity by component suppliers. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in sales volume or cost reductions, our gross margins and operating results would be adversely affected.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally.

We have recently begun to grow our business internationally. Through January 31, 2015, we had 140 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

We expect to face numerous challenges as we attempt to grow our operations, channel partner relationships and end-customer base internationally, including attracting and retaining distributors and resellers with international capabilities or distributors and resellers located in international markets. Our revenue and expenses could be adversely affected by a variety of factors associated with international operations, some of which are beyond our control, including:

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

The accounting method for convertible senior notes that may be settled in cash, such as the notes if stockholder approval is obtained, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our convertible senior notes if we obtain stockholder approval) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes would initially be valued at the fair value of a similar debt instrument that does not have an associated equity component and would be reflected as a liability in our consolidated balance sheet. The equity component of the notes would be included in the additional paid-in capital section of our stockholder’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component. This original issue discount would be amortized to non-cash expense over the term of the notes, and we would record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, we would report lower net income in our financial results because ASC 470-20 would require the interest expense associated with the notes to include both the then current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our convertible senior notes if we obtain stockholder approval) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ended January 31, 2015, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our convertible senior notes is triggered, holders of the notes will be entitled to convert the notes at any time during specified periods at their option. Even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below market expectations, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, product warranty, stock-based compensation, and deferred income tax valuation allowances.

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

While our international revenue has typically been denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability from sales in that country. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. Our exposure to foreign currency fluctuation may change over time as our business practices evolve and could have a material adverse impact on our financial condition and results of operations. Gains and losses on the conversion to U.S. dollars of accounts receivable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results.

Risks Related to Our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $2.50 to $7.98 per share through March 25, 2015. Some of the factors affecting our volatility include:

•	actual or anticipated variation in our and our competitors’ results of operations;

•	announcements by us or our competitors of new products, new or terminated significant contracts, commercial relationships or capital commitments;

•	issuance of new securities analysts’ reports or changed recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in litigation;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	any major change in our management; and

•	general economic conditions and slow or negative growth of our markets.

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

We have been named as a defendant in a putative securities class action law suit. This, and other litigation, could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. We and a number of our current and former officers and directors and others are defendants in putative class and derivative action litigation, which is discussed below in the Section entitled “Legal Proceedings.” Any litigation to which we are a party may result in the diversion of management attention and resources from our business and business goals. In addition, any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal and that may require us to make payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition or results of operations.

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

The issuance of our convertible senior notes could affect the market price of our common stock.

The market price of our common stock could be adversely affected by possible sales of common stock by investors who view our convertible senior notes as an attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock.

Conversion of our convertible senior notes may affect the market price of our common stock.

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

Certain provisions in the indenture governing our convertible senior notes could delay or prevent an otherwise beneficial takeover or other takeover attempt of us.

Certain provisions in our convertible senior notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

Our headquarters occupy approximately 66,000 square feet in Santa Clara, California under a lease that expires in February 2017. In addition, we have offices in New York, Washington, D.C., China, Japan, Singapore, South Korea and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs and if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3.	Legal Proceedings

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming us and a number of our present or former directors and officers, and several underwriters of our September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, based on seven categories of alleged omissions. The complaint seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one category of alleged omissions, and gave plaintiffs the opportunity to amend the complaint. On November 21, 2014, the plaintiffs filed an amended complaint. In so doing, the plaintiffs chose not to amend their claims against us or the present or former directors and officers. Pending further developments regarding plaintiffs’ claims against the underwriters, the case will proceed to the discovery phase on the remaining allegations against us and the present or former directors and officers.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our current and former officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. Pursuant to a stipulation by the parties, the derivative action currently is stayed pending further developments in the putative class action. The stay may be lifted at any time.

We intend to defend ourselves vigorously in both securities actions.

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

	High	Low
Fiscal Year Ended January 31, 2014:
Third Quarter (from September 27, 2013)	$7.98	$6.50
Fourth Quarter	$6.56	$2.50
Fiscal Year Ended January 31, 2015:
First Quarter	$5.15	$3.49
Second Quarter	$4.58	$3.07
Third Quarter	$5.32	$3.61
Fourth Quarter	$5.38	$3.84

Holders of Record

As of January 31, 2015, there were approximately 259 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows a comparison from September 27, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the NYSE Composite Index. The graph assumes that $100 was invested on September 27, 2013 in the common stock of Violin Memory, Inc., the S&P 500 Index and the NYSE Composite Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

Pursuant to an agreement effective as of September 29, 2014, an executive of the Company purchased 200,000 shares of common stock for approximately $0.9 million in cash in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price per share of $4.54 was the closing price of the Company’s common stock, as reported by the New York Stock Exchange, on September 29, 2014. The shares are restricted securities and are subject to the requirements of Rule 144 under the Securities Act.

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

Use of Proceeds from Public Offering of Common Stock

Our IPO was made pursuant to a registration statement on Form S-1 (File No. 333-190823), which the SEC declared effective on September 26, 2013. As a result of the offering, we raised approximately $145.8 million in proceeds, net of underwriting discounts, commissions and offering expenses. We have invested a portion of the net proceeds in short-term, interest bearing obligations and investment grade instruments, and repaid all of our outstanding debt obligations shortly after the IPO. Going forward, we intend to use a portion of the net proceeds for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on September 27, 2013.

Purchases of Equity Securities by the Issuer

None.

Trading Plans

Our Insider Trading Policy permits directors, officers and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act, which permits automatic trading of common stock of Violin Memory, Inc. or trading of common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade.

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

We derived the consolidated statements of operations data for the years ended January 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of January 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended January 31, 2012 and 2011 and the consolidated balance sheets data as of January 31, 2013, 2012 and 2011 from our audited consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended January 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product revenue	$58,378	$88,321	$69,584	$52,541	$11,031
Service revenue	20,597	19,335	4,214	1,347	366

Total revenue	78,975	107,656	73,798	53,888	11,397

Cost of revenue:
Cost of product revenue (1)	30,450	47,773	38,180	38,110	7,953
Inventory provisions due to product transitions	19,928	9,154	—	—	—
Cost of service revenue (1)	8,389	7,846	4,474	1,156	125

Total cost of revenue	58,767	64,773	42,654	39,266	8,078

Gross profit	20,208	42,883	31,144	14,622	3,319

Operating expenses:
Sales and marketing (1)	61,871	81,104	61,094	21,493	5,323
Research and development (1)	52,091	73,743	57,840	26,641	9,701
General and administrative (1)	20,645	29,622	21,105	6,222	4,895
Gain on sale of PCIe product line	(17,448)	—	—	—	—
Restructuring charges	3,062	4,869	—	—	—
Litigation settlement	652	350	—	2,100	—

Total operating expenses	120,873	189,688	140,039	56,456	19,919

Loss from operations	(100,665)	(146,805)	(108,895)	(41,834)	(16,600)
Other income (expense), net	(4,910)	(1,389)	(79)	89	110
Interest and other financing expense	(3,205)	(1,539)	(31)	(3,033)	(251)

Loss before income taxes	(108,780)	(149,733)	(109,005)	(44,778)	(16,741)
Income taxes	123	76	97	7	1

Net loss	$(108,903)	$(149,809)	$(109,102)	$(44,785)	$(16,742)

Net loss per share of common stock, basic and diluted (2)	$(1.20)	$(3.88)	$(8.01)	$(4.77)	$(3.10)

Shares used to compute net loss per share of common stock, basic and diluted (2)	90,959	38,591	13,624	9,396	5,404

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$718	$100	$150	$15	$1
Cost of service revenue	658	889	474	4	—
Sales and marketing	4,792	10,344	4,061	299	59
Research and development	9,570	6,900	3,228	236	23
General and administrative	7,228	18,166	10,010	492	21

	$22,966	$36,399	$17,923	$1,046	$104

(2)	See Note 13 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stock holders.

	January 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$153,915	$99,379	$17,378	$22,604	$6,082
Working capital	132,842	97,057	32,175	37,689	10,726
Total assets	208,235	184,663	88,150	73,285	21,731
Convertible notes	120,000	—	—	682	—
Total liabilities	186,829	80,939	43,426	29,134	24,303
Additional paid-in-capital	482,674	456,223	247,531	137,938	46,346
Accumulated deficit	(461,525)	(352,622)	(202,813)	(93,711)	(48,926)
Total stockholders’ equity (deficit)	21,406	103,724	44,724	44,151	(2,572)

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

Overview

We were incorporated in 2005 with the goal of bringing storage performance in line with advancements in server and network technologies. Since our inception, we have focused on persistent memory-based technology as the key to solving the performance limitations of traditional storage solutions in the data center environment. We have invested significantly in our research and development efforts to design hardware and software at each level of the system architecture starting with memory and optimized through the array level to capitalize on the benefits of flash technology. We were recapitalized in 2009. In 2009, we transitioned to build an enterprise-class all-flash storage solution serving diverse end markets and applications. In May 2010, we introduced our 3000 Series All Flash Array to accelerate business-critical applications.

In March 2010, we established a relationship with Toshiba, one of the two largest providers of flash memory. Through this relationship, we have developed a fundamental understanding of Toshiba’s flash specifications at the chip level, which allows us to optimize our hardware and software technologies to unlock the inherent performance capabilities of flash memory.

In September 2011, we expanded our product offering with the introduction of our 6000 Series All Flash Arrays, which is based on our four-layer architecture that significantly improves performance density, or IOPS per rack unit.

In February 2015, we introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs our Concerto OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services. With our Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with our release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass.

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of January 31, 2015, we had 140 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of January 31, 2015, we believe our All Flash Arrays have been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers.

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

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 30%, 35% and 37% for fiscal 2015, 2014 and 2013, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 61%, 62% and 76% of total revenue for fiscal 2015, 2014 and 2013, respectively.

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

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through debt and equity financings. As of January 31, 2015, we had an accumulated deficit of $461.5 million. In February 2014, we announced a strategic restructuring plan designed to accelerate our growth and increase our operating leverage. The restructuring plan included three elements: a reorganization of our sales and marketing functions to align our resources around a more partner and channel-centric go-to-market model; a realignment of our engineering resources to concentrate our efforts on core product areas while reducing or eliminating investments in non-core areas; and a review of strategic alternatives for our PCIe Flash Memory Card product line.

Fiscal 2015 was a transformational year for Violin. We built a world-class management team. We restructured and refocused the business, exiting the PCIe card segment and reducing our quarterly cash burn rate by nearly 60%. We strengthened the balance sheet by raising $120 million through a convertible senior note offering. And, we introduced multiple new products, including our Windows Flash Array, Concerto data management services and our de-duplication and compression technology, culminating in the Flash Storage Platform, which bring all our technology together in one solution to serve the primary storage market for large enterprises. We believe the Flash Storage Platform increases our addressable market significantly, creating a large opportunity for our customer, the industry and us.

We had total revenue of $79.0 million, $107.7 million and $73.8 million for fiscal 2015, 2014 and 2013, respectively. Our headcount decreased to 329 as of January 31, 2015 from 437 employees as of January 31, 2014. We had a net loss of $108.9 million, $149.8 million and $109.1 million for fiscal 2015, 2014 and 2013, respectively.

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

Relationships with Systems Vendors, Systems Integrators and Technology Partners

One of the keys to growing our business is our ability to broaden our routes to market and our geographic reach. A key component of this strategy is our intention to establish relationships with systems vendors, systems integrators and technology partners. Systems vendors incorporate our products into a broader enterprise solution offered by them. These relationships also allow us to leverage the account control, marketing, brand and other resources of our systems vendor partners to reach more potential customers and broaden our target markets.

System integrators design, recommend, implement and outsource storage and other hardware and software infrastructures. By working with them, we can promote our storage solutions as more efficient primary storage options; thereby lowering enterprises’ overall total cost of ownership and dramatically improving data center economics. Large system integrators have greater reach and influence in large enterprises than we do.

Technology partners allow us to enhance our product offerings by leveraging leading technologies that are well-accepted in the marketplace. Our relationships with technology partners also extend our reach into different end markets and new target end-customers. Success in establishing relationships with systems vendors, systems integrators and technology partners would allow us to grow our business by expanding our target markets and distribution capabilities.

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

Cost of Flash Memory

A significant percentage of our cost of revenue is the cost of flash memory. We have a relationship with Toshiba, our sole supplier of our flash memory components. By working closely with Toshiba on future generations of flash memory, we may be able to design our products in a more timely fashion to take advantage of the lower price per gigabyte on each successive generation of flash technology, creating a competitive advantage for us. We believe with expected price declines in flash memory over the next several years, the enterprise storage industry will reach a “tipping point,” whereby large enterprises will cease purchasing disk-based storage systems for primary storage in favor of all-flash arrays.

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

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our All Flash Array products, software and related support and services. We sell our products on a purchase order basis directly to end-customers and through channel partners, including systems vendors, distributors and resellers. Our mix of sales between end-customers and channel partners impacts the average selling price of our products. We derive support services revenue from the sale of our premium support services. These support services are provided pursuant to support terms that generally are for either one- or three-year durations. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract, and revenue is recognized ratably over the support period. We expect our support services revenue to continue to grow in future periods as support contracts are renewed and the installed base of All Flash Arrays grows.

Cost of Revenue

Cost of revenue consists primarily of component costs, amounts paid to our contract manufacturer to assemble our products, provisions for excess and obsolete inventory, shipping and logistics costs and estimated warranty obligations. The largest portion of our cost of revenue consists of the cost of flash memory components. Neither our contract manufacturer nor we enter into supply contracts with fixed pricing for our product components, including our flash memory, which can cause our cost of revenue to fluctuate from quarter to quarter. We may not be able to pass flash or component cost increases to our customers immediately or at all resulting in lower gross margins. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes personnel expenses related to customer support. We intend to add customer support personnel to increase our customer support efforts as we increase the installed base of our All Flash Arrays globally.

Operating Expenses

Operating expenses consist primarily of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs, consisting of salaries, benefits and incentive compensation for our employees, including stock-based compensation. We expect operating expenses to increase slightly in absolute dollars over the next several quarters as we continue to develop our go-to-market capabilities; however, they may fluctuate from quarter to quarter or as a percentage of revenue from period to period, as we grow our revenue.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, insurance and allocated facilities costs for our executive, finance, human resources and legal organizations. While we expect personnel costs to be the primary component of general and administrative expenses, we also incur significant legal and accounting costs related to compliance with rules and regulations implemented by the SEC and the NYSE, as well as additional insurance, investor relations and other costs associated with being a public company.

Other Operating Expenses

Other operating expenses consist of the gain on the sale of our PCIe product line, costs associated with the restructuring activities and expenses for a legal settlement.

Other Expense, Net

Other expense, net generally consists of impairment losses on cost method investments, interest income and foreign currency gains and losses.

Interest and Other Financing Expense

Interest and other financing expense consists of interest related to convertible notes and debt as well as amortization of deferred debt issuance costs associated with the securities. Also included in interest and other financing expense is a loss on extinguishment of debt and the costs associated with the reduction of the revolving credit facility.

Provision for Income Taxes

From inception through January 31, 2015, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2015, we had approximately $232.7 million and $87.7 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Year Ended January 31,
	2015	2014	2013
Revenue:
Product revenue	$58,378	$88,321	$69,584
Service revenue	20,597	19,335	4,214

Total revenue	78,975	107,656	73,798

Cost of revenue:
Cost of product revenue (1)	30,450	47,773	38,180
Inventory provisions due to product transitions	19,928	9,154	—
Cost of service revenue (1)	8,389	7,846	4,474

Total cost of revenue	58,767	64,773	42,654

Gross profit	20,208	42,883	31,144

Operating expenses:
Sales and marketing (1)	61,871	81,104	61,094
Research and development (1)	52,091	73,743	57,840
General and administrative (1)	20,645	29,622	21,105
Gain on sale of PCIe product line	(17,448)	—	—
Restructuring charges	3,062	4,869	—
Litigation settlement	652	350	—

Total operating expenses	120,873	189,688	140,039

Loss from operations	(100,665)	(146,805)	(108,895)
Other expense, net	(4,910)	(1,389)	(79)
Interest and other financing expense	(3,205)	(1,539)	(31)

Loss before income taxes	(108,780)	(149,733)	(109,005)
Income taxes	123	76	97

Net loss	$(108,903)	$(149,809)	$(109,102)

Net loss per share of common stock, basic and diluted	$(1.20)	$(3.88)	$(8.01)

Shares used to compute net loss per share of common stock, basic and diluted	90,959	38,591	13,624

(1) Includes stock-based compensation expense as follows (Note 7):
Cost of product revenue	$718	$100	$150
Cost of service revenue	658	889	474
Sales and marketing	4,792	10,344	4,061
Research and development	9,570	6,900	3,228
General and administrative	7,228	18,166	10,010

	$22,966	$36,399	$17,923

Revenue

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2015	2014	$	%	2014	2013	$	%
Product revenue	$58,378	$88,321	$(29,943)	(34%)	$88,321	$69,584	$18,737	27%
Service revenue	20,597	19,335	1,262	7%	19,335	4,214	15,121	359%

	$78,975	$107,656	$(28,681)	(27%)	$107,656	$73,798	$33,858	46%

Fiscal Year 2015 Compared to Fiscal Year 2014

After four years of significant revenue growth, total revenue decreased $28.7 million from fiscal 2014 to fiscal 2015. The decrease in total revenue was due to a disruption in the sales cycle caused by a number of factors, including increased competition, especially against competitors with data efficiency software; the public disclosure at the time of our IPO of the size of our quarterly operating losses; the restructuring of our sales and marketing organization to a more efficient go-to-market model; and concern around executive turnover.

Specifically, product revenue decreased by $29.9 million due to a decrease of approximately 35% in the total number of All Flash Arrays sold and a decrease in PCIe cards of $4.2 million as we stopped selling PCIe cards in order to focus on our All Flash Array business. During fiscal 2015 and 2014, revenue associated with our 6000 Series All Flash Arrays represented $48.4 million and $74.0 million, or 83% and 84% of product revenue, respectively. In addition, software revenue increased by $1.3 million to $5.3 million in fiscal 2015 as compared to $4.0 million in fiscal 2014. The increase in service revenue of $1.3 million primarily relates to an increase in our support revenue of $6.1 million related to the continued growth in our installed base partially offset by a decrease in PCIe card development services provided to Toshiba of $5.0 million.

With the introduction of our Flash Storage Platform in January 2015, we believe we have reestablished product leadership in the All Flash Array market and expect to return to revenue growth in fiscal 2016.

Fiscal Year 2014 Compared to Fiscal Year 2013

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

Revenue from our five largest customers for the years ended January 31, 2015, 2014 and 2013 was 30%, 35% and 37% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2015	2014	$	%	2014	2013	$	%
Cost of product revenue	$30,450	$47,773	$(17,323)	(36%)	$47,773	$38,180	$9,593	25%
Inventory provisions due to product transitions	19,928	9,154	10,774	118%	9,154	—	9,154	100%
Cost of service revenue	8,389	7,846	543	7%	7,846	4,474	3,372	75%

	$58,767	$64,773	$(6,006)	(9%)	$64,773	$42,654	$22,119	52%

Gross Profit	$20,208	$42,883	$(22,675)	(53%)	$42,883	$31,144	$11,739	38%

Product gross margin	14%	36%			36%	45%
Service gross margin	59%	59%			59%	(6%)
Total gross margin	26%	40%			40%	42%

Fiscal Year 2015 Compared to Fiscal Year 2014

Cost of revenue decreased $6.0 million from $64.8 million for fiscal 2014 to $58.8 million for fiscal 2015. The decrease was primarily due to the decrease in product revenue of approximately $29.9 million offset by an increase in our inventory provision of $10.8 million in fiscal 2015 due to our product transition to the Flash Storage Platform. Based on the positive customer feedback on the new Flash Storage Platform, we expect the transition from the 6000 Series All Flash Arrays to the Flash Storage Platform will occur rapidly. Furthermore, given the size and growth of the all flash array market, we made the strategic decision to pivot our selling resources to the more competitive Flash Storage Platform. Consequently, our forecast for sales of the 6000 Series All Flash Arrays declined significantly, leading us to write-off the substantial majority of these products. Going forward, to the extent we sell the previously written-off inventory, we will realize 100% gross margin.

Gross margin declined from 40% in fiscal 2014 to 26% in fiscal 2015. Excluding the inventory provisions from each year, our overall gross margin improved from 48% to 51% and our product gross margin improved from 46% to 48%. The improvement is primarily due to greater sales of our 6264 All Flash Array and software products, which have higher gross margin profiles, in fiscal 2015 as compared to fiscal 2014 partially offset by heavily discounted 32nm products and the introduction of our “Pay-As-You-Grow” model in the second quarter of fiscal 2015. The Pay-As-You-Grow model provides our customers with the ability to expand capacity non-disruptively. We accomplish this by initially shipping full capacity hardware at lower capacity prices, resulting in lower gross margins initially. If and when the customer buys capacity upgrades in the future, we will recognize 100% gross margin. Going forward, we expect our product gross margins will improve due to sales of the more competitive Flash Storage Platform, cost reductions and greater software content.

Service gross margin was 59% for the years ended January 31, 2015 and 2014. We expect our service gross margin will continue to be in the high fifties.

Fiscal Year 2014 Compared to Fiscal Year 2013

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

Operating Expenses

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2015	2014	$	%	2014	2013	$	%
Sales and marketing	$61,871	$81,104	$(19,233)	(24%)	$81,104	$61,094	$20,010	33%
Research and development	52,091	73,743	(21,652)	(29%)	73,743	57,840	15,903	27%
General and administrative	20,645	29,622	(8,977)	(30%)	29,622	21,105	8,517	40%
Gain on sale of PCIe product line	(17,448)	—	(17,448)	(100%)	—	—	—	*
Restructuring charges	3,062	4,869	(1,807)	(37%)	4,869	—	4,869	100%
Litigation settlement	652	350	302	86%	350	—	350	100%

	$120,873	$189,688	$(68,815)		$189,688	$140,039	$49,649

*	Not meaningful

Fiscal Year 2015 Compared to Fiscal Year 2014

Sales and marketing expense decreased $19.2 million from fiscal 2014 to fiscal 2015. The decrease was primarily due to a decrease in personnel related expenses of $20.1 million, including a reduction in stock-based compensation expenses of $5.6 million. In the fourth quarter of fiscal 2014, we began reducing our sales and marketing organization to better align our expense structure with revenue. As of January 31, 2015, we had 140 sales and marketing employees compared to 189 sales and marketing employees at January 31, 2014. Travel and entertainment expenses also decreased $1.9 million as a result. These decreases were offset by increases in marketing expenses of $1.2 million and depreciation and amortization of $1.3 million.

Research and development expenses decreased $21.7 million from fiscal 2014 to fiscal 2015 primarily due to a decrease in personnel-related costs of $8.4 million, which includes an increase in stock-based compensation of $2.7 million. The decrease is primarily due to the transfer of an assembled workforce in connection with the sale of our PCIe product line and to having less employees throughout the year as compared to the prior year. The number of research and development employees was 128 as of January 31, 2015 and compares to 182 as of January 31, 2014. We also experienced decreases in licensed software fees of $8.7 million, depreciation and amortization of $2.7 million and outside services costs of $0.8 million. In fiscal 2014, we expensed $6.0 million related to a software OEM agreement.

General and administrative expenses decreased $9.0 million from fiscal 2014 to fiscal 2015 primarily due to a decrease in stock-based compensation of $10.9 million primarily related to the accelerated vesting of equity awards held by certain former executives in the prior year and outside services of $1.3 million primarily related to fees associated with the CEO search incurred in the prior year. These decreases were partially offset by increases in personnel costs of $1.9 million primarily related to the CEO’s sign-on bonus being recognized over 18 months, insurance and business license expenses associated with being a public company of $0.9 million and bad debt expenses of $0.4 million.

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

Beginning in the fourth quarter of fiscal 2014, we began a strategic restructuring of our operations to focus on accelerating revenue growth and increasing operating leverage. For the year ended January 31, 2015, we recognized restructuring charges of $3.1 million, consisting of excess facilities of $1.8 million and severance expenses of $1.2 million. With the closing of the transaction with SK Hynix in the second quarter of fiscal 2015, we completed our restructuring plan.

Fiscal Year 2014 Compared to Fiscal Year 2013

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

For the year ended January 31, 2014, we recognized restructuring and transition charges of $4.9 million related to the implementation of strategic restructuring initiatives. During the fourth quarter of fiscal 2014, we incurred severance expenses related to restructuring charges of $2.7 million for involuntary termination of employees, an impairment of assets of $1.2 million, excess facility charges of $0.5 million and other transition related expenses of $0.4 million.

Other Expense, Net

Other expense, net increased $3.5 million in fiscal 2015 to $4.9 million primarily due to the impairment of a cost-method investment of $3.5 million. In addition, we incurred exchange rate losses of $1.4 million primarily related to Euro-denominated cash balances, accounts receivable and intercompany accounts. For the year ended January 2014, other expense, net consisted primarily of an impairment of a cost-method investment of $0.7 million and exchange rate losses of $0.4 million primarily related to foreign currency denominated accounts receivable.

Interest and Other Financing Expense

Interest and other financing expense for the year ended January 31, 2015 consists primarily of interest accrued on our convertible senior notes of $1.7 million, amortization of debt issuance costs of $0.6 million and loss on extinguishment of debt of $0.4 million. This compares to interest expense of $1.0 million on amounts outstanding on the TriplePoint facility, including the “end-of-term” interest payments, in the prior year.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended January 31, 2015. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014	Jan. 31, 2014	Oct. 31, 2013	Jul. 31 2013	Apr. 30, 2013
	(In thousands)
Revenue:
Product revenue	$14,530	$16,887	$14,188	$12,773	$20,832	$21,416	$23,595	$22,478
Service revenue	5,990	4,842	4,405	5,360	7,215	6,890	2,910	2,320

Total revenue	20,520	21,729	18,593	18,133	28,047	28,306	26,505	24,798

Cost of revenue :
Cost of product revenue (1)	8,373	8,477	6,934	6,666	10,480	10,555	13,661	13,077
Inventory provisions due to product transitions	19,928	—	—	—	9,154	—	—	—
Cost of service revenue (1)	2,421	2,099	1,971	1,898	2,142	2,382	1,673	1,649

Total cost of revenue	30,722	10,576	8,905	8,564	21,776	12,937	15,334	14,726

Gross profit	(10,202)	11,153	9,688	9,569	6,271	15,369	11,171	10,072

Operating expenses :
Sales and marketing (1)	14,871	15,660	15,107	16,233	22,929	21,299	18,624	18,252
Research and development (1)	10,724	12,537	12,994	15,836	18,898	20,111	18,800	15,934
General and administrative (1)	4,769	4,890	5,154	5,832	14,845	6,627	4,040	4,110
Gain on sale of PCIe product line	—	—	(17,448)	—	—	—	—	—
Restructuring charges	—	—	1,306	1,756	4,869	—	—	—
Litigation settlement	—	—	652	—	—	350	—	—

Total operating expenses	30,364	33,087	17,765	39,657	61,541	48,387	41,464	38,296

Loss from operations	(40,566)	(21,934)	(8,077)	(30,088)	(55,270)	(33,018)	(30,293)	(28,224)
Other income (expense), net	(4,421)	(427)	(181)	119	(1,086)	(17)	(6)	(280)
Interest expense	(1,791)	(1,122)	(124)	(168)	(137)	(1,060)	(342)	—

Loss before income taxes	(46,778)	(23,483)	(8,382)	(30,137)	(56,493)	(34,095)	(30,641)	(28,504)
Income taxes	43	44	30	6	31	18	7	20

Net loss	$(46,821)	$(23,527)	$(8,412)	$(30,143)	$(56,524)	$(34,113)	$(30,648)	$(28,524)

Net loss per share of common stock, basic and diluted	$(0.50)	$(0.25)	$(0.09)	$(0.35)	$(0.69)	$(0.85)	$(1.98)	$(1.86)

Shares used to compute net loss per share of common stock, basic and diluted	93,611	92,373	91,410	85,951	82,514	40,362	15,507	15,358

(1) Includes stock-based compensation expense as follows (Note 7):

Cost of product revenue	$104	$156	$279	$179	$24	$37	$22	$17
Cost of service revenue	268	210	93	87	114	124	425	226
Sales and marketing	879	1,291	1,191	1,437	4,963	2,101	1,763	1,517
Research and development	1,735	1,735	1,834	4,266	2,452	1,828	1,260	1,360
General and administrative	2,277	1,861	1,419	1,671	10,647	4,165	1,653	1,701

	$5,263	$5,253	$4,816	$7,640	$18,200	$8,255	$5,123	$4,821

The following table sets forth consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended
	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014	Jan. 31, 2014	Oct. 31, 2013	Jul. 31 2013	Apr. 30, 2013
	(As percentage of total revenue)
Revenue:
Product revenue	71%	78%	76%	70%	74%	76%	89%	91%
Service revenue	29	22	24	30	26	24	11	9

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Cost of product revenue	41	39	37	37	37	37	52	53
Inventory provisions due to product transitions	97	—	—	—	33	—	—	—
Cost of service revenue	12	10	11	10	8	8	6	7

Total cost of revenue	150	49	48	47	78	45	58	60

Gross profit	(50)	51	52	53	22	55	42	40

Operating expenses:
Sales and marketing	72	72	81	90	82	75	70	74
Research and development	52	58	70	87	67	71	71	64
General and administrative	23	23	28	32	53	23	15	17
Gain on sale of PCIe product line	—	—	(94)	—	—	—	—	—
Restructuring charges	—	—	7	10	17	—	—	—
Litigation settlement	—	—	4	—	—	1	—	—

Total operating expenses	147	153	96	219	219	170	156	155

Loss from operations	(197)	(102)	(44)	(166)	(197)	(115)	(114)	(115)
Other income (expense), net	(22)	(2)	(1)	1	(4)	—	—	(1)
Interest expense	(9)	(5)	(1)	(1)	—	(4)	(1)	—

Loss before income taxes	(228)	(109)	(46)	(166)	(201)	(119)	(115)	(116)
Income taxes	—	—	—	—	—	—	—	—

Net loss	(228)%	(109)%	(46)%	(166)%	(201)%	(119)%	(115)%	(116)%

Liquidity and Capital Resources

Primary Sources of Liquidity

As of January 31, 2015, our principal sources of liquidity were our cash, cash equivalents, restricted cash and short-term investments of $156.2 million and accounts receivable of $15.1 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120 million of convertible senior notes, which included $15 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In October 2014, we entered into a $20.0 million secured revolving line of credit with Silicon Valley Bank, or SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom.

Cash Flow Analysis

	Year Ended January 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(79,503)	$(81,548)	$(76,910)
Investing activities	7,576	(68,999)	(15,540)
Financing activities	124,953	173,442	87,224

Operating Activities

We used net cash in operating activities for the year ended January 31, 2015 of $79.5 million, which largely reflects our net loss less non-cash items and the payment of accrued liabilities during the fiscal year partially offset by a decrease in inventory. Specifically, we had a net loss of $108.9 million for the year ended January 31, 2015, less the following non-cash items: stock-based compensation of $23.0 million, provision for excess and obsolete inventory of $21.0 million and depreciation and amortization of $11.0 million and increased by a gain on the sale of PCIe product line of $17.5 million. In addition, we paid down accrued liabilities by $17.1 million, which relates primarily to the payment of non-cancellable inventory purchase commitments, the refund of fees associated with the termination of our PCIe development contract with Toshiba and a litigation settlement. These reductions in cash were offset by an increase in cash due to lower inventory of $9.1 million.

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

Investing Activities

Cash flows from investing activities generally consist of purchase of property and equipment, including product development and testing lab equipment used to support engineers and support service personnel. We have purchased property and equipment of $11.8 million, $9.3 million and $10.6 million for fiscal 2015, 2014 and 2013, respectively. A large portion of this equipment is All Flash Arrays that we have capitalized. The majority of laboratory equipment purchased in fiscal 2015 relates to new products introduced during the year. In addition, we have transferred inventory into lab equipment within fixed assets of $0.7 million, $4.4 million and $3.6 million during fiscal 2015, 2014 and 2013, respectively, which has been reflected as a non-cash transaction in the statements of cash flows.

In addition to purchases of property and equipment, cash from investing activities for the year ended January 31, 2015 was attributable to proceeds from the sale of the PCIe product line of $23.0 million offset by $2.3 million we placed in escrow and by net purchases of short-term investments of $1.4 million.

Cash flows from investing activities in fiscal 2014 generally consist of purchase of property and equipment, including product development and testing lab equipment used to support engineers and support service personnel. Our purchases of product development and testing lab equipment had increased over time as we had increased the number of our engineers and support service personnel and as we introduced new products. We purchased property and equipment of $9.3 million for fiscal 2014, a large portion of which was All Flash Arrays that we capitalized. In addition, we transferred inventory into lab equipment within fixed assets of $4.4 million during fiscal 2014

In addition to purchases of property and equipment, cash used in investing activities for the year ended January 31, 2014 was attributable to purchases of short-term investments of $66.2 million, partially offset by maturity of short-term investments of $7.1 million.

In addition to purchases of property and equipment, cash used in investing activities for the year ended January 31, 2013 was attributable to purchases of cost method investments of $5.0 million.

Financing Activities

Cash flows from financing activities for the year ended January 31, 2015 primarily include net proceeds from convertible debt of $115.4 million, net proceeds from borrowings on our line of credit of $9.5 million, and proceeds from the exercise of common stock options and from the sale of common stock of $3.2 million and $0.9 million, respectively, offset by taxes paid related to net share settlement of equity awards of $3.9 million.

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

Future Capital Requirements

As of January 31, 2015, we have cash, cash equivalents, restricted cash and short-term investments of $156.2 million. For the year ended January 31, 2015, cash used in operations was primarily funded through borrowing as well as from the sale of the PCIe product line during the year. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in businesses, technologies or other assets.

In October 2014, we entered into a $20.0 million secured revolving credit facility with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of default. As of January 31, 2015, we had $10.0 million outstanding on the line of credit.

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

An event of default under our Credit Agreement with SVB occurred solely because we did not satisfy a financial condition covenant requiring us to generate revenue for the fourth quarter of fiscal 2015 in an amount not less than 80% of the amount of revenue we forecasted for the quarter in our annual operating plan. We requested, and SVB agreed, subject to certain terms and conditions, to waive the event of default. We and SVB agreed, subject to the same terms and conditions, to amend the Credit Agreement to provide that our quarterly revenue forecast for fiscal 2016 will be based upon the annual operating plan we delivered to SVB on March 11, 2015.

In September 2014, we completed a convertible senior note offering, or the Notes, and received net proceeds of $115.4 million. With respect to the Notes, the credit agreement contains a covenant that prohibits us from paying cash upon conversion (other than cash in lieu of fractional shares), redemption, repurchase or other payment in respect of the principal amount of any of the Notes. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Noncompliance with one or more of the covenants and restrictions could result in the amounts borrowed under the agreement becoming immediately due and payable.

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of January 31, 2015.

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

We believe that our existing cash, cash equivalents, short-term investments and available line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Although management believes existing financial resources and available line of credit will be sufficient to fund our operations and capital expenditures for at least the next twelve months, it may be necessary thereafter to finance our future operations and capital expenditures by raising additional capital. However, there can be no assurances that capital will be available on acceptable terms to us or at all, or that we will ever achieve profitable operations. If we are not able to raise additional capital or access our debt facilities in sufficient amounts to fund our operations in the future, it could have a negative impact on our business plans.

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

Contractual Obligations

The following summarizes our contractual obligations as of January 31, 2015 (in thousands):

		Less than 1	2 to 3	4 to 5	After 5
	Total	year	years	years	years
Facility operating lease commitments	$7,805	$3,896	$3,909	$—	$—
Purchase commitments (1)(2)(3)	30,311	14,311	5,500	3,500	7,000

	$38,116	$18,207	$9,409	$3,500	$7,000

(1)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(2)	In June 2012, we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team. As part of this agreement, we will receive advertising, branding in various locations throughout the stadium and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium in Santa Clara, California. We committed to make payments to the Team of $1.75 million per year through fiscal 2024. Purchase obligations include all amounts we are obligated to pay under this agreement totaling $15.7 million.
(3)	In July 2012, we entered into OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. During April 2013, we made our first commercial shipment under the agreement and began paying royalties. Purchase obligations include all remaining amounts we are obligated to pay under this agreement totaling $3.2 million.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, inventory valuation, warranty liability and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 of the accompanying notes to our consolidated financial statements.

Revenue Recognition

We derive our revenue from sales of products and related support services and enter into multiple-element arrangements in the normal course of business with our direct customers, distributors, resellers and systems vendors. In all of our arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and we deem collection to be reasonably assured. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an Arrangement – We consider a non-cancelable agreement signed by a direct customer, distributor, reseller or systems vendor or purchase order generated by a customer, distributor, reseller or systems vendor to be persuasive evidence of an arrangement.

•	Delivery has Occurred – We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist other than ongoing support obligations sold under separate support terms. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•	Fees are Fixed or Determinable – We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue net of estimated returns or if a reasonable estimate cannot be made, when the right to a refund or adjustment lapses. We currently do not provide price protection, rebates or other sales incentives to customers. We also do not allow a right of return to our customers, including distributors and resellers.

•	Collection is Reasonably Assured – We conduct a credit worthiness assessment on our customers, distributors, resellers and systems vendors. If we determine that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Our multiple-element arrangements typically include two elements: hardware, which includes embedded software, and support services. Beginning in the second quarter of fiscal 2014, following introduction of the Violin Symphony Management Software Suite, our multiple-element arrangements also may include non-essential software elements. We have determined that our hardware and the embedded software are considered a single unit of accounting, because the hardware and software function together to deliver the hardware’s essential functionality and the hardware is never sold separately without the essential software. Standalone software, professional services and support services are each considered a separate unit of accounting as they are sold separately and have standalone value.

When more than one element, such as hardware, software and services, are contained in a single arrangement, we first allocate consideration to the software deliverables as a group and non-software deliverables based on the relative selling price method. Our appliance products, embedded software and certain other services are considered to be non-software deliverables in our arrangements. We allocate revenue within the software group based upon fair value using vendor specific objective evidence, or VSOE, with the residual revenue allocated to the delivered element. If we cannot objectively determine the VSOE of the fair value of any undelivered software element, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. We allocate revenue within the non-software group to each element based upon their relative selling price in accordance with the selling price hierarchy, which includes: (1) VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE are available.

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

Stock-Based Compensation

Overview

We grant stock options, restricted stock awards and RSUs to our employees, consultants and members of our board of directors. These equity awards typically vest upon the satisfaction of a service condition, which, for the majority of these awards, is satisfied over four years.

We account for stock-based employee compensation under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock awards and RSUs to be measured based on the grant date fair value of the awards. We record stock-based compensation expense for service-based equity awards, including RSUs, using the straight-line attribution method over the period during which the employee is required to perform service in exchange for the awards. We capitalize stock-based employee compensation when appropriate. Capitalized stock-based compensation expense was not material in the three years ended January 31, 2015.

Determining the fair value of stock-based awards at the grant date requires judgment. We estimate the fair value of stock option awards using the Black-Scholes single option-valuation model, which requires assumptions such as fair value of our common stock, expected term, expected volatility and risk-free interest rate, which are estimated as follows:

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

Inventory Valuation

Inventory consists of raw materials and finished goods and is stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. We assess the valuation of inventory, including raw materials and finished goods, on a periodic basis. Inventory carrying value adjustments are established to reduce the carrying amounts of our inventory to their net estimated realizable value. Carrying value adjustments are based on historical usage, expected demand and trial deployment conversion rates. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. For example, because our revenue often is comprised of large, concentrated sales to a limited number of customers, we may carry high levels of inventory prior to shipment. In addition, in circumstances where a supplier discontinues the production of a key raw material component, such as non-volatile memory components, we may be required to make significant “last-time” purchases in order to ensure supply continuity until the transition is made to products based on next generation components. If a significant order were cancelled after we had purchased the related inventory, or if estimates of “last-time” purchases exceed actual demand, we may be required to record additional inventory carrying value adjustments.

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

Income Taxes

Significant judgment may be required in determining our provision for income taxes and evaluating our uncertain tax positions. We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement, we recognize any such differences as a liability or as a reduction to deferred tax assets. Because of our full valuation allowance against the net deferred tax assets, any change in our uncertain tax positions would generally not impact our effective tax rate.

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

As of January 31, 2015, we had federal and state net operating loss carryforwards of $232.7 million and $87.7 million, respectively, and federal and state research and development tax credit carryforwards of $9.0 million and $10.0 million, respectively. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A substantial amount of these carryforwards may be subject to annual limitations that may result in their expiration before some portion, or all, of them has been fully utilized.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we currently rely on certain of these exemptions. These exemptions include, without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and complying with any requirement that may be adopted. We will remain an emerging growth company upon the earliest of (i) February 1, 2019, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 “Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to consolidated financial statements.

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment. Substantially all of our revenue for all periods presented in the accompanying consolidated statements of operations has been from sales of the All Flash Arrays and related customer support services.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 10 “Related Party Transactions” in the notes to consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash, held by large, United States commercial banks. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

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

Foreign Currency Exchange Risk

Our sales transactions are primarily denominated in U.S. dollars and therefore the substantial majority all of our revenue is not subject to foreign currency risk. However, certain of our operating expenses are incurred outside the United States and are dominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds, Chinese Yuan, Euro, Japanese Yen and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, accounts receivable, accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a 10% change in foreign currencies exchange rates would not have a material impact on our results of operations.

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

Violin Memory, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Violin Memory, Inc.:

We have audited the accompanying consolidated balance sheets of Violin Memory, Inc. and subsidiaries (the Company) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Violin Memory, Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year-period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

April 8, 2015

VIOLIN MEMORY, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	January 31, 2015	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$93,432	$40,273
Restricted cash	2,300	—
Short-term investments	60,483	59,106
Accounts receivable, net (including amounts due from a related party of $232 and $565 as of January 31, 2015 and 2014, respectively)	15,080	21,055
Inventory	10,322	39,653
Other current assets	5,949	6,154

Total current assets	187,566	166,241
Property and equipment, net	9,863	13,653
Intangibles and other assets	10,806	4,769

	$208,235	$184,663

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$10,000	$—
Accounts payable (including amounts due to a related party of $2,432 and $12,208 as of January 31, 2015 and 2014, respectively)	11,065	18,389
Accrued liabilities (including amounts due to a related party of $0 and $6,875 as of January 31, 2015 and 2014, respectively)	18,024	37,315
Deferred revenue	15,635	13,480

Total current liabilities	54,724	69,184
Convertible senior notes, net	120,000	—
Deferred revenue	10,398	11,755
Long-term liabilities	1,707	—

Total liabilities	186,829	80,939

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of January 31, 2015; no shares issued and outstanding as of January 31, 2015 and 2014	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of January 31, 2015; 93,872 and 83,057 shares issued and outstanding as of January 31, 2015 and 2014, respectively	9	8
Additional paid-in capital	482,674	456,223
Accumulated other comprehensive income	248	115
Accumulated deficit	(461,525)	(352,622)

Total stockholders’ equity	21,406	103,724

	$208,235	$184,663

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended January 31,
	2015	2014	2013
Revenue:
Product revenue (including related party sales of $1,527, $7,128 and $5,242 for the years ended January 31, 2015, 2014 and 2013, respectively)	$58,378	$88,321	$69,584
Service revenue (including related party sales of $1,102, $6,360 and $332 for the years ended January 31, 2015, 2014 and 2013, respectively)	20,597	19,335	4,214

Total revenue	78,975	107,656	73,798

Cost of revenue:
Cost of product revenue (including related party purchases of $9,190, $38,239 and $27,510 for the years ended January 31, 2015, 2014 and 2013, respectively) (1)	50,378	56,927	38,180
Cost of service revenue (1)	8,389	7,846	4,474

Total cost of revenue	58,767	64,773	42,654

Gross profit	20,208	42,883	31,144

Operating expenses:
Sales and marketing (1)	61,871	81,104	61,094
Research and development (1)	52,091	73,743	57,840
General and administrative (1)	20,645	29,622	21,105
Gain on sale of PCIe product line	(17,448)	—	—
Restructuring charges	3,062	4,869	—
Litigation settlement	652	350	—

Total operating expenses	120,873	189,688	140,039

Loss from operations	(100,665)	(146,805)	(108,895)
Other expense, net	(4,910)	(1,389)	(79)
Interest and other financing expense	(3,205)	(1,539)	(31)

Loss before income taxes	(108,780)	(149,733)	(109,005)
Income taxes	123	76	97

Net loss	$(108,903)	$(149,809)	$(109,102)

Net loss per share of common stock, basic and diluted	$(1.20)	$(3.88)	$(8.01)

Shares used to compute net loss per share of common stock, basic and diluted	90,959	38,591	13,624

(1) Includes stock-based compensation expense as follows (Note 7):

Cost of product revenue	$718	$100	$150
Cost of service revenue	658	889	474
Sales and marketing	4,792	10,344	4,061
Research and development	9,570	6,900	3,228
General and administrative	7,228	18,166	10,010

	$22,966	$36,399	$17,923

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended January 31,
	2015	2014	2013
Net loss	$(108,903)	$(149,809)	$(109,102)
Foreign currency translation adjustments, net of tax	123	111	81
Unrealized holding gains on investments, net of tax	10	11	—

Comprehensive loss	$(108,770)	$(149,687)	$(109,021)

There were no reclassification adjustments during each of the years ended January 31, 2015, 2014 and 2013, respectively.

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2012	75,942	$8	15,324	$4	$137,938	$(88)	$(93,711)	$44,151
Issuance of Series D convertible preferred stock at $6.00 and $7.00 per share, net of issuance costs of $3,200	15,428	1	—	—	89,727	—	—	89,728
Issuance of Series D convertible preferred stock in connection with a litigation settlement at $7.00 per share	200	—	—	—	1,400	—	—	1,400
Issuance of common stock upon exercise of stock options	—	—	353	—	543			543
Repurchased of unvested portion of common stock	—	—	(63)	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,923	—	—	17,923
Translation adjustment	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	(109,102)	(109,102)

Balances as of January 31, 2013	91,570	9	15,614	4	247,531	(7)	(202,813)	44,724
Issuance of Series D convertible preferred stock at $6.00 per share, net of issuance costs of $498	3,575	1	—	—	20,952	—	—	20,953
Issuance of common stock at initial public offering, net of issuance costs of $16,180	—	—	18,000	2	145,818	—	—	145,820
Conversion of convertible preferred stock into common stock	(95,145)	(10)	47,735	2	8	—	—	—
Conversion of convertible notes into common stock	—	—	585	—	5,203	—	—	5,203
Common stock warrants	—	—	—	—	309	—	—	309
Issuance of common stock upon exercise of stock options	—	—	1,008	—	732	—	—	732
Issuance of common stock for settlement of RSUs	—	—	250	—	—	—	—	—
Shares withheld related to net share settlement of RSUs	—	—	(38)	—	(341)	—	—	(341)
Repurchase of unvested portion of common stock	—	—	(97)	—	(388)	—	—	(388)
Stock-based compensation	—	—	—	—	36,399	—	—	36,399
Translation adjustment	—	—	—	—	—	111	—	111
Unrealized gain on investments	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(149,809)	(149,809)

Balances as of January 31, 2014	—	—	83,057	8	456,223	115	(352,622)	103,724
Issuance of common stock upon exercise of stock options	—	—	1,648	—	1,930	—	—	1,930
Issuance of common stock for settlement of RSUs	—	—	8,611	1	(1)	—	—	—
Issuance of common stock/RSUs in settlement of liabilities	—	—	715	—	3,380	—	—	3,380
Issuance of common stock under the employee stock purchase plan	—	—	431	—	1,239	—	—	1,239
Sale of common stock	—	—	200	—	908	—	—	908
Shares withheld related to net share settlement of RSUs	—	—	(790)	—	(3,971)	—	—	(3,971)
Stock-based compensation	—	—	—	—	22,966	—	—	22,966
Translation adjustment	—	—	—	—	—	123	—	123
Unrealized gain on investments	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(108,903)	(108,903)

Balances as of January 31, 2015	—	$—	93,872	$9	$482,674	$248	$(461,525)	$21,406

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(108,903)	$(149,809)	$(109,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,961	12,552	9,013
Amortization of debt issuance costs	639	175	—
Gain on sale of PCIe product line	(17,448)	—	—
Provision for excess and obsolete inventory	20,961	10,973	1,052
Loss on extinguishment of debt	372	—	31
Impairment of assets	3,470	1,965	—
Stock-based compensation	22,966	36,399	17,923
Changes in operating assets and liabilities, net:
Accounts receivable	5,975	957	(6,354)
Inventory	9,076	(24,339)	(6,538)
Other assets	531	(932)	733
Accounts payable	(11,804)	2,881	(1,930)
Accrued liabilities	(17,097)	15,413	7,540
Deferred revenue	798	12,217	10,722

Net cash used in operating activities	(79,503)	(81,548)	(76,910)

Cash flows from investing activities:
Purchase of property and equipment	(11,745)	(9,300)	(10,554)
Purchase of cost method investments	—	(604)	(4,986)
Proceeds from sale of PCIe product line	23,000	—	—
Increase in restricted cash	(2,300)	—	—
Purchase of investments	(57,396)	(66,224)	—
Proceeds from maturity of investments	56,017	7,129	—

Net cash provided by (used in) investing activities	7,576	(68,999)	(15,540)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	115,397	5,160	2,698
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,953	86,316
Proceeds from debt and lines of credit, net of issuance costs	46,776	20,078	—
Repayment of debt and lines of credit	(37,326)	(20,500)	—
Proceeds from issuance of common stock, net of related costs	908	147,870	(2,050)
Proceeds from exercise of common stock options and stock purchase plan	3,169	610	260
Repurchase of unvested portion of common stock	—	(388)	—
Taxes paid related to net share settlement of equity awards	(3,971)	(341)	—

Net cash provided by financing activities	124,953	173,442	87,224

Effect of exchange rates on cash and cash equivalents	133	—	—

Net increase (decrease) in cash and cash equivalents	53,159	22,895	(5,226)
Cash and cash equivalents at beginning of year	40,273	17,378	22,604

Cash and cash equivalents at end of year	$93,432	$40,273	$17,378

Supplemental disclosure of other cash flow information:
Taxes paid	$115	$47	$10
Interest paid	419	972	—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes to common stock	—	5,203	—
Transfer of inventory to property and equipment	707	4,418	3,574
Conversion of notes payable and accrued interest to convertible preferred stock	—	—	3,415
Settlement of loan receivable from officer in lieu of bonus payment	—	—	1,000
Issuance of Series D convertible preferred stock in connection with litigation	—	—	1,400
Payables related to purchases of fixed assets	2,234	—	—
Issuance of common stock in settlement of liabilities	3,379	—	—

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Description of Business

Violin Memory, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2005 under the name Violin Technologies, Inc. The Company re-incorporated as Violin Memory, Inc. in the State of Delaware on April 11, 2007. The Company is a developer and supplier of high-performance, persistent memory-based storage systems that are designed to bring storage performance in line with high-speed applications, servers and networks. These All Flash Arrays are specifically designed at each level of the system architecture, starting with memory and optimized through the array, to leverage the inherent capabilities of flash memory. The Company also recently introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs the Company’s Concerto OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as its suite of other Enterprise Data Services. With Violin’s Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with Violin’s release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass. The Company sells its products through its global direct sales force, systems vendors, resellers and other channel partners. The Company operates in a single business segment.

Basis of Presentation and Consolidation

We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Violin Memory, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the previously reported financial position, results of operations or cash flows.

Foreign Currency Translations and Remeasurement

The local currency is the functional currency for each of the Company’s subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the respective period.

Gains and losses from foreign currency transactions are included in other expense, net. Foreign currency translation adjustments are included in other comprehensive loss.

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

Concentrations of Market, Credit Risk, Significant Customers and Manufacturing

The Company participates in the business of developing and manufacturing scalable All Flash Arrays and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reduction on current products; changes in the overall demand for products offered by the Company; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and risks associated with changes in domestic and international economic and international and/or political conditions or regulations.

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

Customers that represented more than 10% of total revenue and gross accounts receivable are as follows:

	Year Ended January 31,
	2015	2014	2013
Percent of revenue:
Enterprise Vision Technology	10%	*	*
Toshiba (Note 10)	*	12%	*
CompSec	*	*	12%

*	Less than 10%

	January 31,
	2015	2014
Percent of gross accounts receivable:
Arrow ECS	19%	*
Commtech Innovative Solutions	*	27%
Avnet, Inc.	*	15

*	Less than 10%

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

Cash and Cash Equivalents

Cash consists of deposits with financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair market value. Cash and cash equivalents were $93.4 million and $40.3 million as of January 31, 2015 and 2014, respectively.

Restricted Cash

In connection with the sale of its PCIe product line, the Company is obligated to maintain a balance of $2.3 million with an escrow agent for one year. Such amount will be held for the purpose of securing certain of the Company’s indemnification obligations and to compensate the buyer for damages for which they are indemnified pursuant to the asset purchase agreement. No claims for indemnification have been filed to date. The agreement expires on July 24, 2015.

Investments

The Company classifies its investments as available-for-sale at the time of purchase since it is the Company’s intent that these investments are available for current operations and includes these investments on the consolidated balance sheet as short-term or long-term investments depending on their maturity and management’s intention with regard to the utilization of these investments, as needed, to fund current operations. As of January 31, 2015, all investments have been classified as short-term.

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

Fair Value Measurements and Disclosures

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers expected losses after taking into account current market conditions, customers’ financial condition, current receivable aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2015 and 2014, the Company’s allowance for doubtful accounts was insignificant.

Inventory

Inventory consists of raw materials and finished goods and is stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. The Company periodically assesses the recoverability of all inventory, including raw materials and finished goods to determine whether adjustments are required to record inventory at the lower of cost or market. Inventory that the Company determines to be obsolete or in excess of forecasted usage is reduced to its estimated realizable value based on assumptions about future and current market conditions. In the case of inventory which has been written down below cost through the use of a reserve, such reduced amount is considered the cost for subsequent accounting purposes.

Revenue Recognition

The Company derives revenue primarily from sales of its All Flash Arrays, software and related support and professional services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Evidence of an arrangement exists when there is a customer contract or purchase order. The Company considers delivery complete when title and risk of loss transfer to the customer, which is generally upon shipment, but no later than physical receipt by the customer.

The Company sells its products and support services directly to end-customers, systems vendors and resellers. The Company currently does not provide price protection, rebates or other sales incentives to customers. The Company generally does not allow a right of return to its customers, including resellers.

The Company’s multiple-element arrangements typically include two elements: hardware, which includes embedded software, and support services. Beginning in the second quarter of fiscal 2014, following introduction of the Violin Symphony Management Software Suite, the Company’s multiple-element arrangements also may include software elements. The Company has determined that its hardware and the embedded software are considered a single unit of accounting, because the hardware and software individually do not have standalone value and are not sold separately. Standalone software, professional services and support services are each considered a separate unit of accounting as they can be sold separately and have standalone value.

When more than one element, such as hardware, software and services, are contained in a single arrangement, the Company first allocates consideration to the software deliverables as a group and non-software deliverables based on the relative selling price method. The Company’s appliance products, embedded software and certain other services are considered to be non-software deliverables in such arrangements. The Company allocates revenue within the software group based upon fair value using vendor-specific objective evidence, or VSOE, with the residual revenue allocated to the delivered element. If VSOE of fair value cannot be objectivity determined for any undelivered software elements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. The Company allocates revenue within the non-software group to each element based upon its relative selling price in accordance with the selling price hierarchy, which includes: (1) VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. The Company establishes BESP considering multiple factors including, but not limited to, historical prices of products sold on a stand-alone basis, cost and gross margin objectives, competitive pricing practices and customer and market specific considerations.

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

Software Development Costs

The Company expenses software development costs as incurred until technological feasibility is attained, including research and development costs associated with stand-alone software products and software embedded in hardware products. Technological feasibility is attained when the Company has completed the planning, design and testing phase of development of its software and the software has been determined viable for its intended use, which typically occurs when beta testing commences. The period of time between when beta testing commences and when the software is available for general release to customers has historically been short with immaterial amounts of software development costs incurred during this period. Accordingly, the Company has not capitalized any internal software development costs to date.

Advertising Expenses

All advertising costs are expensed as incurred. The Company recognized advertising expenses of $1.6 million, $0.6 million and $1.0 million for the years ended January 31, 2015, 2014 and 2013, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (or loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for deferred tax assets to the extent it is more likely than not that the deferred tax assets may not be realized.

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

Stock-Based Compensation

The Company records stock-based compensation expense related to employee stock-based awards on a straight-line basis based on the estimated fair value of the awards as determined on the date of grant. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock options and Employee Stock Purchase Plan (ESPP). The Black-Scholes model requires the input of highly subjective and complex assumptions, including the expected term of the stock option, the expected volatility of the Company’s common stock over the period equal to the expected term of the grant and forfeitures. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock options that are issued to non-employees based on the estimated fair value of such awards using the Black-Scholes option pricing model. The measurement of stock-based compensation expense for these awards is variable and subject to periodic adjustments to the estimated fair value until the awards vest and the resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

The Company grants restricted stock units (RSUs) to employees. Stock-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period, which is generally four years.

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

Investment in Privately-held Companies

The Company analyzes equity investments in privately held companies to determine if it should be accounted for under the cost or equity method of accounting based on such factors as the percentage ownership of the voting stock outstanding and our ability to exert significant influence over these companies. For the cost method investments, the Company determines at each reporting period whether a decline in fair value has occurred and whether such decline is considered to be an other-than-temporary impairment. If a decline in fair value is determined to be other-than-temporary, the Company would recognize an impairment to reduce the investment to the lower of cost or fair value.

For the year ended January 31, 2015 and 2014, the Company recorded an impairment on its cost-method investments in the amount of $3.5 million and $0.7 million, respectively, in other expense, net in the consolidated statements of operations. There was no impairment recorded for the year ended January 31, 2013. As of January 31, 2015, the net carrying value of the Company’s investments in privately-held companies was nil.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company has determined that this pronouncement is not likely to have a material impact on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity, an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update became effective for the Company on February 1, 2015. The Company anticipates that this pronouncement will not have a material impact on the Company’s consolidated financial statements.

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

2. Balance Sheet Components

Accounts Receivable

The following table shows the components of accounts receivable, net (in thousands):

	January 31,
	2015	2014
Accounts receivable	$15,680	$21,248
Allowance for doubtful accounts	(39)	—
Allowance for sales returns	(561)	(193)

	$15,080	$21,055

The following table shows a rollforward of our allowance for doubtful accounts for the years ended January 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense or Other Accounts	Deductions	Balance at End of Year
Year ended January 31, 2015	$—	$80	$(41)	$39
Year ended January 31, 2014	350	—	(350)	—
Year ended January 31, 2013	32	357	(39)	350

Inventory

The following table shows the components of inventory (in thousands):

	January 31,
	2015	2014
Raw materials	$3,677	$15,326
Finished goods	6,645	24,327

	$10,322	$39,653

Included in the components of inventory are reserves of $23.2 million and $6.7 million as of January 31, 2015 and 2014, respectively. In the fourth quarter of fiscal 2015, the Company incurred a provision for excess and obsolete inventory of approximately $19.9 million in connection with its transition from its 6000 Series All Flash Array to its 7000 Series Flash Storage Platform. This provision resulted in an increase in inventory reserves of $17.6 million and an increase in accrued liabilities of $2.3 million for non-cancellable purchase orders related to the 6000 Series parts. In December 2013, the Company decided to pursue strategic alternatives for its PCIe card business and to stop selling its PCIe cards. In light of this decision, the Company recorded a PCIe card inventory provision of $9.2 million. This provision resulted in an increase in inventory reserves of $3.4 million and an increase in accrued liabilities of $5.8 million for non-cancellable purchase orders related to PCIe card components. For the year ended January 31, 2014, the Company also recorded a provision for excess inventory of $1.8 million of which $1.2 million was recorded in the fourth quarter of that year.

Property and Equipment

The following table shows the components of property and equipment (in thousands):

	January 31,
	2015	2014
Laboratory equipment	$25,589	$22,854
Computer hardware and software	12,165	11,440
Leasehold improvements	691	310
Office furniture	326	305

	38,771	34,909
Less: accumulated depreciation	(28,908)	(21,256)

	$9,863	$13,653

Depreciation expense (including amortization of leasehold improvements) was $11.0 million, $12.6 million and $9.0 million for fiscal 2015, 2014 and 2013, respectively.

Intangibles and Other Assets

The following table shows the components of intangibles and other assets (in thousands):

	January 31,
	2015	2014
Licensed OEM software	$6,086	$604
Deferred borrowing costs	4,032	—
Cost method investments	—	3,470
Other	688	695

	$10,806	$4,769

During the year we capitalized $6.0 million in licensed OEM software which we are amortizing over the greater of an estimated useful life of ten years on a straight line basis, or in proportion of the actual revenue to date over the expected revenue from our Flash Storage Platform product over the ten year estimated life of the product.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	January 31,
	2015	2014
Compensation and benefits	$9,036	$10,805
Purchase commitments	2,328	6,661
Accrued interest	1,700	—
Warranty	1,262	1,223
Restructuring charges	313	3,248
Professional fees	101	4,635
Customer advance from Toshiba (Note 10)	—	6,875
Other	3,284	3,868

	$18,024	$37,315

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	Year ended January 31,
	2015	2014
Balance, beginning of year	$1,223	$994
Additions	1,301	1,663
Settlements	(1,262)	(1,434)

Balance, end of period	$1,262	$1,223

3. Fair Value Measurements

The following tables present, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$34,395	$—	$34,395
Money market funds	24,534	—	—	24,534
Corporate debt securities	—	6,116	—	6,116

Total cash equivalents	24,534	40,511	—	65,045

Short-term investments:
Corporate debt securities	—	44,711	—	44,711
U.S. government and agency obligations	—	7,808	—	7,808
Municipal obligations	—	4,967	—	4,967
Commercial paper	—	2,997	—	2,997

Total short-term investments	—	60,483	—	60,483

	$24,534	$100,994	$—	$125,528

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,229	$—	$—	$15,229
Commercial paper	—	11,099	—	11,099
Municipal obligations	—	4,601	—	4,601

Total cash equivalents	15,229	15,700	—	30,929

Short-term investments:
U.S. government and agency obligations	—	29,132	—	29,132
Municipal obligations	—	13,841	—	13,841
Corporate debt securities	—	8,135	—	8,135
Commercial paper	—	7,998	—	7,998

Total short-term investments	—	59,106	—	59,106

	$15,229	$74,806	$—	$90,035

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

No financial assets and liabilities measured at fair value on a recurring basis were held by the Company as of January 31, 2013. There have been no transfers between Level 1 and 2 during fiscal 2015 or 2014.

No assets or liabilities measured at fair value on a nonrecurring basis were held by the Company as of January 31, 2015 or 2014.

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

4. Investments

Short term investments as of January 31, 2015 and 2014 consist of U.S. corporate debt securities, U.S. government and municipal debt, agency obligations and commercial paper. All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated comprehensive loss. Realized gains or losses are recorded based on the specific identification method. The Company’s investments are detailed in the tables below (in thousands):

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$44,705	$14	$(8)	$44,711
U.S. government and agency obligations	7,807	2	(1)	7,808
Municipal obligations	4,964	3	—	4,967
Commercial paper	2,997	—	—	2,997

	$60,473	$19	$(9)	$60,483

	January 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government and agency obligations	$29,130	$5	$(3)	$29,132
Municipal obligations	13,833	8	—	13,841
Corporate debt securities	8,134	4	(3)	8,135
Commercial paper	7,998	—	—	7,998

	$59,095	$17	$(6)	$59,106

The amortized cost and fair value of investments held as of January 31, 2015 and 2014, by contractual years-to-maturity, are as follows (in thousands):

	January 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$60,473	$60,483	$47,707	$47,712
Due within one to two years	—	—	11,388	11,394

	$60,473	$60,483	$59,095	$59,106

5. Stockholders’ Equity

Stock Split

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

Initial Public Offering

On October 2, 2013, the Company closed its initial public offering, or IPO, of 18,000,000 shares of common stock. The public offering price of the shares sold in the IPO was $9.00 per share. The total gross proceeds were $162 million. After deducting underwriting discounts and commissions and IPO expenses, the aggregate net proceeds totaled $145.8 million.

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

Common Stock

The Company is authorized to issue 1 billion shares of common stock at a par value of $0.0001 per share. As of January 31, 2015 and 2014, the Company had 93.9 million and 83.1 million shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company.

Warrants

In August 2014, the Company entered into a secured $40.0 million credit facility with Silicon Valley Bank (“SVB”). Pursuant to this arrangement, the Company agreed to issue SVB a warrant to purchase 79,323 shares of its common stock, $0.0001 par value per share, at a price per share of $3.782. The warrant expires in August 2019.

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

6. Equity Award and Employee Compensation Plans

2005 Stock Plan

The 2005 Stock Plan (the “2005 Plan”) expired October 2, 2013 upon closing of the Company’s IPO and was replaced by the 2012 Stock Incentive Plan. Under the 2005 Plan, the Company was able to directly sell or award restricted shares, restricted stock units and options to employees, directors and consultants. The share awards and options were granted at prices no less than the estimated fair value at the date of grant and generally vest ratably over three to four years. The options generally expire ten years from the date of grant.

2012 Stock Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”) as the successor plan to the 2005 Plan, which became effective at the completion of the Company’s initial public offering (“IPO”). Unexercised options or restricted stock units under the 2005 Plan that cancel due to a grantee’s termination may be reissued under the 2012 Plan. Under the 2012 Plan, stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 100% of the fair value on the date of grant and generally vest ratably over four years. Options generally expire seven years from the date of grant.

As of January 31, 2015, shares authorized under the 2012 Plan include 11,652,856 and any shares forfeited from the 2005 Plan. The reserve will automatically increase on the first day of each fiscal year in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (ii) a lesser amount determined by the Board of Directors. On February 1, 2015, the share reserve increased by 4,699,362 shares to an aggregate of 16,352,218 shares authorized under the plan. The 2012 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time.

Inducement Awards

During fiscal 2015, the Company issued inducement awards totaling 6,250,000 shares outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08, to the Company’s CEO and certain key executives. In February 2015, 1,250,000 shares were forfeited.

Stock Options

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005 and 2012 Plans and the inducement awards (in thousands, except per share data):

		Outstanding Options
				Weighted-Average
	Shares		Weighted-	Remaining	Aggregate
	Available	Number of	Average	Contractual Life	Intrinsic
	for Grant	Options	Exercise Price ($)	(in years)	Value (1)
Balances, January 31, 2012	2,594	7,061	0.94	9.29	$12,792
Shares authorized	10,020
RSUs granted	(9,018)
RSUs forfeited	555
Options exercised	—	(353)	0.72
Options forfeited	641	(641)	1.08
Repurchase of shares	66	—	0.20

Balances, January 31, 2013	4,858	6,067	0.94	8.31	$42,096
Shares authorized	7,500
RSUs granted	(10,496)
Recovery of RSUs from net settlement	39
RSUs forfeited	3,632
Options granted	(1,320)	1,320	5.00
Options exercised		(1,008)	0.61
Options forfeited	1,149	(1,149)	2.13
Repurchase of shares	97	—

Balances, January 31, 2014	5,459	5,230	1.43	7.23	$19,770
Shares authorized, including 6,250 shares from inducement awards	10,403
RSUs granted	(4,572)
Recovery of RSUs from net settlement	790
RSUs forfeited	3,601
Options granted	(9,371)	9,371	3.99
Options exercised	—	(1,648)	1.02
Options forfeited	304	(304)	0.25

Balances, January 31, 2015	6,614	12,649	3.35	7.25	$34,255

Options vested and expected to vest - January 31, 2015		6,475	$4.02	7.28	$390
Options exercisable – January 31, 2015		4,368	$2.08	7.25	$7,710

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The weighted average grant date fair value of options granted during the year ended January 31, 2015 was $1.74 per share. The total intrinsic value of options exercised during the year ended January 31, 2015 was $5.0 million. The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at January 31, 2015 (in thousands, except per share data):

	Options Outstanding
Weighted-Average Exercise Price($)	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable
0.002	30	4.45	30
0.14	844	5.86	844
0.5	30	6.23	30
1.42	1,755	6.54	1,754
3.07 - 3.75	5,548	8.33	1,710
4.28	4,442	6.47	—

	12,649		4,368

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2012	—	$—	$—
RSUs granted	9,018	6.20
RSUs forfeited	(555)	4.88

Balance, January 31, 2013	8,463	6.52	$63,469
RSUs granted	10,496	6.35
RSUs vested	(250)	6.87
RSUs forfeited	(3,632)	7.46

Balance, January 31, 2014	15,077	6.09	$56,990
RSUs granted	4,572	4.16
RSUs vested	(9,199)	6.12
RSUs forfeited	(3,601)	5.57

Balance, January 31, 2015	6,849	$4.71	$26,299

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the year ended January 31, 2015, amounted to $37.0 million.

Non-employee Stock Options and Awards

During the years ended January 31, 2015, 2014 and 2013, the Company granted stock options to purchase 0, 5,000 and 0 shares, respectively, to non-employees. The Company granted 230,098, 6,000 and 177,500 restricted stock units to non-employees in fiscal 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). Upon adoption, a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. The number of shares available for issuance under the 2012 Purchase Plan automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares. On February 1, 2014, pursuant to the provisions of the plan, the share reserved was increased by 600,000 shares to an aggregate of 1,600,000 shares reserved under the plan. The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan.

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

7. Stock-Based Compensation

As of January 31, 2015, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $29.3 million. The Company expects to amortize $14.7 million in fiscal 2016, $8.4 million in fiscal 2017, $4.9 million in fiscal 2018 and $1.3 million in fiscal 2019. Capitalized stock-based compensation expense was not material for any period presented.

The Company used the following assumptions for its employee stock option and ESPP grants:

Year Ended January 31,
Employee stock options	2015	2014	2013 (1)
Expected life of options (in years)	4.6 - 7.0	3.5 - 4.6	—
Expected volatility	47% - 49%	45% - 50%	—
Risk-free interest rate	1.4% - 2.1%	0.9% - 1.5%	—
Dividend yield	—	— %	—

(1)	No stock options were granted during fiscal 2013.

	Year Ended January 31,
Employee stock purchase plan	2015	2014	2013 (1)
Expected life (in years)	0.5	2.18	—
Expected volatility	44% - 51%	45.6%	—
Risk-free interest rate	0.1% - 0.2%	0.12%	—
Dividend yield	— %	—%	—

(1)	The ESPP plan was established in fiscal 2014.

During the year ended January 31, 2015 and 2014, the Company recognized stock-based compensation associated with its ESPP plan of $0.8 million and $0.4 million, respectively.

Stock-based compensation associated with non-employee awards was approximately $0.8 million, $0.8 million and $2.5 million for fiscal 2015, 2014 and 2013, respectively.

Award Modification and Accelerations

During fiscal 2014, the Company modified 225,000 options issued to a non-employee, accelerating the vesting of the award. The Company recognized a charge of $2.0 million within general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2014 relating to this modification.

In January 2014, as part of its retention program, the Company repriced approximately 377,000 stock options originally granted to 51 non-executive employees in September and November 2013 at exercise prices ranging from $5.97 to $8.82 per share to $3.49 per share, the fair market value of the Company’s common stock as of the date of the modification. The incremental compensation charged recognized in fiscal 2014 for these awards was not significant. Total incremental charge relating to this modification, approximately $0.3 million, net of forfeitures, will be recognized using the straight-line attribution method over the remaining service period.

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

8. Income Taxes

The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
United States	$(109,342)	$(150,146)	$(109,311)
Foreign	562	413	306

Total	$(108,780)	$(149,733)	$(109,005)

The Company’s tax provision for the years ended January 31, 2015, 2014 and 2013 consists of state and foreign taxes. Income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to pretax loss for the years ended January 31, 2015, 2014 and 2013, respectively, as result of the following (in thousands):

	Year Ended January 31,
	2015	2014	2013
Federal tax at statutory rate	$(38,073)	$(52,406)	$(37,021)
Loss not being benefited	32,422	55,506	37,320
Nondeductible expenses	7,601	470	1,559
State taxes	7	11	6
Nondeductible interest on convertible notes	—	(1,751)	10
Research credits	(1,834)	(1,754)	(1,777)

	$123	$76	$97

The tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2015	2014
Net operating loss carryforwards	$84,222	$56,529
Depreciation and amortization	49,251	39,700
Tax credits and other	12,441	7,755
Inventory valuations	8,730	3,854
Accrual and reserve	7,476	5,516
Stock-based compensation	4,856	18,031

Gross deferred tax assets	166,976	131,385
Valuation allowance	(166,976)	(131,385)

Net deferred tax assets (liabilities)	$—	$—

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $167.0 million and $131.4 million as of January 31, 2015 and 2014, respectively. The net change in the total valuation allowance for the year ended January 31, 2015 and 2014 was an increase of $35.6 million and $58.2 million, respectively.

As of January 31, 2015, the Company had approximately $232.7 million and $87.7 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively. The Company also has Federal and State research and development tax credit carryforwards of approximately $9.0 million and $10.0 million, respectively. The Federal tax credits will expire at various dates beginning in the year 2030 unless previously utilized. The State tax credits do not expire and will carry forward indefinitely until utilized.

Utilization of the net operating loss carry forwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

	January 31,
	2015	2014	2013
Gross unrecognized tax benefits-beginning of year	$4,048	$2,444	$932
Net decreases related to prior year tax positions	(8)	(122)	(106)
Increases related to current year tax positions	1,649	1,726	1,618

Gross unrecognized tax benefits-end of year	$5,689	$4,048	$2,444

None of the unrecognized tax benefits would have a net impact to income tax expense if subsequently recognized since the recognition of such benefits would result in a corresponding increase to the Company’s valuation allowance.

Income taxes payable of $116,000 and $115,000 are included within accrued liabilities in the Company’s consolidated balance sheets as and January 31, 2015 and 2014, respectively.

The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits.

The Company is subject to taxation in the United States and in California and New Jersey among other states, and in certain foreign jurisdictions. As of January 31, 2015, the Company’s federal and state returns for the years ended 2010 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

9. Commitments and Contingencies

Legal Disclosure

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California, naming as defendants the Company, a number of the Company’s present or former directors and officers, and several underwriters of the Company’s September 27, 2013 IPO. The four complaints have been consolidated into a single, putative class action, and co-lead plaintiffs have been appointed by the court. On March 28, 2014, a consolidated complaint was filed. The complaint purports to assert claims under the federal securities laws on behalf of purchasers of our common stock issued in the IPO, based on seven categories of alleged omissions. The complaint seeks damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one category of alleged omissions, and gave plaintiffs the opportunity to amend the complaint. On November 21, 2014, the plaintiffs filed an amended complaint. In so doing, the plaintiffs chose not to amend their claims against the Company or the present or former directors and officers. Pending further developments regarding plaintiffs’ claims against the underwriters, the case will proceed to the discovery phase on the remaining allegations against the Company and the present or former directors and officers.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. Pursuant to a stipulation by the parties, the derivative action currently is stayed pending further developments in the putative class action. The stay may be lifted at any time.

The Company intends to defend itself vigorously in both securities actions.

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2015 and 2014.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Rent expense related to operating leases was $2.4 million, $2.5 million and $2.0 million for the years ended January 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under the Company’s operating leases as of January 31, 2015, are as follows (in thousands):

Amount
Fiscal years ending January 31:
2016	$3,896
2017	3,615
2018	294

$7,805

Purchase Commitments

The Company depends entirely upon a contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for the materials when received and services once they are completed. As of January 31, 2015, the Company had approximately $2.3 million of outstanding purchase commitments to such contract manufacturer and other vendors.

In July 2012, we entered into an OEM agreement with a software vendor, which obligates us to pay an aggregate of $5.0 million in minimum royalty fees over a three-year period beginning after the first commercial shipment of the related product. The Company made the first commercial shipment in April 2013 and began paying royalties. As of January 31, 2015, the remaining purchase commitment was $3.2 million.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California from 2014 through 2023 for $1.75 million per year over the 10-year term. The Company recognized $1.2 million in advertising expenses related to this agreement for the year ended January 31, 2015.

10. Related Party Transactions

Toshiba

As of January 31, 2015, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock or 10% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba. Our Sales Agreement with Toshiba expired in June 2014 and automatically renews for successive one-year periods unless terminated by either party.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company applied ASC 605-25, Revenue Recognition – Multiple Element Arrangements to identify the deliverables. The Company concluded that the deliverables are development services, sample PCIe cards and support services for the sample PCIe cards. The Company recognized $6.0 million of revenue related to development services of PCIe cards and $3.1 million of revenue related to sample products during fiscal 2014 as determined on a relative fair value basis. For the year ended January 31, 2015, the Company recognized an additional $1.0 million under the agreement related to development services performed. The remaining $5.8 million advance payment was repaid to Toshiba in May 2014 pursuant to a Mutual Termination of Contract Agreement between Toshiba and the Company. Any incremental research and development expense related to this arrangement was recognized as cost of services. During fiscal 2015 and 2014, the Company recognized incremental cost of services of $0 and $1.0 million, respectively.

In addition to the development agreement, the Company recognized revenue of $1.6 million, $4.0 million and $3.6 million related to the sale of All Flash Arrays and services to Toshiba during fiscal 2015, 2014 and 2013, respectively.

The Company purchased $9.2 million, $38.2 million and $27.5 million of NAND flash memory from Toshiba during fiscal 2015, 2014 and 2013, respectively.

RiverMeadow Software, Inc.

In August 2012, the Company purchased 866,325 shares of Series A-1 convertible preferred stock of RiverMeadow Software, Inc., or RiverMeadow, for consideration of $3.0 million representing 9% of the outstanding stock of RiverMeadow. During fiscal 2013, we had product sales to RiverMeadow of $1.4 million. In September 2013, the Company purchased 118,204 shares of Series B convertible preferred stock for consideration of $0.5 million. Mr. Rosenblatt, a former member of our board of directors, previously served as a member of the Board of Directors of RiverMeadow, and Mr. Newman, a former director of Violin Memory serves as the Chairman of the Board of RiverMeadow. From April 2012 to August 2013, Mr. Basile, a former executive and director of Violin Memory served as a director of RiverMeadow.

As part of the Company’s annual review of its long-lived assets for impairment, the Company evaluated the near-term prospects of its cost method investment, including performing a probability-weighted assessment of potential outcomes with the assistance of independent investment bankers. Based on that evaluation, the Company considered the investment to be other-than-temporarily impaired at January 31, 2015. For the year ended January 31, 2015, the Company recorded an impairment on its RiverMeadow investment in the amount of $3.5 million, which was included in other expense, net in the consolidated statements of operations.

11. Restructuring Charges

During the fourth quarter of fiscal 2014, the Company initiated a restructuring plan focused on accelerating growth and increasing operating leverage, including a reorganization of its sales, marketing and engineering functions in order to better focus on the core segments of the flash-based storage market and improve operating and financial efficiency. In connection with the Company’s restructuring activities and decision to focus on its core All Flash Array market, the Company sold its PCIe Flash Memory Card product line in July 2014 and realized proceeds of $23.0 million and a gain of $17.4 million thereon.

The Company’s restructuring and transition charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments, payments for pro-rata share of earned incentive pay and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not utilized over the remaining lease term. Other related charges primarily consist of write-off of purchased software, which will not be utilized and consulting charges associated with the reorganization of the Company. A summary of the restructuring activities is as follows (in thousands):

	Severance and Related Charges	Excess Facility Charges	Impairment of Assets	Other Restructuring Charges	Total
Balance January 31, 2013	$—	$—	$—	$—	$—
Restructuring provision	2,728	511	1,231	399	4,869
Payments and other adjustments	(357)	—	(1,231)	(33)	(1,621)

Balance January 31, 2014	2,371	511	—	366	3,248
Restructuring provision	1,185	1,810	—	67	3,062
Payments	(3,556)	(1,057)	—	(433)	(5,046)

Balance January 31, 2015	$—	$1,264	$—	$—	1,264

Less: non-current portion					(951)

Current portion of restructuring accrual					$313

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

	Year Ended January 31,
	2015	2014	2013
Revenue
Americas:
United States	$48,247	$66,502	$56,229
Other Americas	402	425	543

	48,649	66,927	56,772

Europe:
United Kingdom	5,807	7,491	5,270
Other Europe	12,796	9,003	4,356

	18,603	16,494	9,626

Asia Pacific:	11,723	24,235	7,400

	$78,975	$107,656	$73,798

	January 31,
	2015	2014
Property and Equipment
United States	$9,653	$13,232
Europe	204	415
Asia Pacific	6	6

	$9,863	$13,653

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

	Year Ended January 31,
	2015	2014	2013
Numerator:
Net loss	$(108,903)	$(149,809)	$(109,102)

Denominator:
Weighted average common shares outstanding	90,994	38,804	15,443
Less: Weighted average unvested common shares subject to repurchase	35	213	1,819

Weighted average shares used to compute net loss per share of common stock, basic and diluted	90,959	38,591	13,624

Net loss per share of common stock, basic and diluted	$(1.20)	$(3.88)	$(8.01)

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

	Year Ended January 31,
	2015	2014	2013
Convertible senior notes (on an as-converted basis)	21,352	—	—
Shares subject to outstanding common stock options and restricted stock units	19,498	20,307	14,529
Warrants related to common stock	164	84	—
Convertible preferred stock (on an as converted basis)	—	—	45,858
Common stock subject to repurchase	—	70	356

	41,014	20,461	60,743

14. Convertible Senior Notes, Line of Credit and Debt Facility

Convertible Senior Notes

On September 19, 2014, the Company issued $120 million aggregate principal amount of Convertible Senior Notes (the “Notes”), which included $15 million issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the Notes is due on October 1, 2019, unless earlier repurchased, redeemed or converted. The Company received net proceeds of $115.4 million after deducting offering costs.

Interest on the outstanding Notes accrues at a rate of 4.25% per annum and is payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2015. Interest began to accrue on September 24, 2014. The Notes are unsecured senior obligations of Violin. These Notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), and the Notes and the shares of the Company’s common stock issuable upon conversion of the Notes have not been registered under the Securities Act.

The Company used the net proceeds to repay all amounts outstanding and owed under its credit agreement with SVB and intends to use the remaining net proceeds for general corporate purposes, including working capital. In addition, the Company believes that the issuance of the Notes provides greater financial flexibility to the Company and should provide its customers and/or potential customers with greater confidence in the Company’s liquidity.

The Company may redeem the Notes, at its option, in whole or in part on or after October 1, 2017, if the last reported sale price per share of its common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on the trading day immediately prior to the date on which the Company delivers notice of the redemption.

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of our common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its shareholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). As of January 31, 2015, the Notes are not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred for the year ended January 31, 2015. The Company was in compliance with its covenants under the notes as of January 31, 2015.

During the time that the Notes are outstanding, the Company may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by the Company’s accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by the Company’s intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, the Company may incur indebtedness if (a) the Company is not in default and such additional debt would not put it into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1.

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s shareholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until shareholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of January 31, 2015.

The deferred debt issuance costs are recorded in other assets and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term. The deferred debt issuance costs have been classified as long-term as the underlying debt instrument is classified as a long-term liability in the Company’s accompanying condensed consolidated balance sheet. For the year ended January 31, 2015, the Company amortized debt issuance costs of $0.6 million to interest and other financing expenses. The Company also accrued interest of $1.7 million related to the Notes.

Silicon Valley Bank Credit Agreements

In August 2014, the Company entered into a $40.0 million credit facility with SVB that provides for a term loan of $10.0 million and a line of credit with a maximum commitment of $30.0 million. The Company’s obligations under the agreement were secured by a first priority security interest in substantially all of its assets. Pursuant to this arrangement, the Company agreed to issue SVB a warrant to purchase 79,323 shares of its common stock, $0.0001 par value per share, at a price per share of $3.782. The warrant expires in August 2019.

In connection with the Notes offering, the Company terminated the credit facility and repaid the loan. In addition, the Company recorded a loss on extinguishment on the term loan amounting to $0.4 million, which relates to the write-off of debt issuance costs, including the warrant issued with the term loan. The loss on extinguishment is reflected as a part of interest and other financing expense in the accompanying consolidated statements of operations.

In October 2014, the Company entered into a new $20.0 million secured revolving line of credit with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company borrowed $10.0 million on this facility in January 2015. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of defaults.

An event of default under the Company’s Credit Agreement with SVB occurred solely because the Company did not satisfy a financial condition covenant requiring it to generate revenue for the fourth quarter of fiscal 2015 in an amount not less than 80% of the amount of revenue the Company forecasted for the quarter in the annual operating plan. The Company requested, and SVB agreed, subject to certain terms and conditions, to waive the event of default. The Company and SVB agreed, subject to the same terms and conditions, to amend the Credit Agreement to provide that its revenue forecast for fiscal 2016 will be based upon the annual operating plan the Company delivered to SVB on March 11, 2015.

After the loss on extinguishment of $0.4 million, the remaining debt issuance costs associated with these two transactions are reflected in other assets and are being amortized to interest and other financing expense using the straight line method over the facility’s two-year term.

TriplePoint Capital Debt Facility

During May 2013, the Company entered into a $50.0 million debt arrangement with TriplePoint Capital LLC, or TriplePoint. The facility had first secured interest in substantially all of the Company’s assets and intellectual property other than $7.5 million of accounts receivable. The Company had one year to utilize the facility, which has a number of borrowing options ranging in duration from three months up to five years. Depending on the loan option, annualized interest rates range from 7.00% to 13.50%. In addition, the loans had an end-of-term payment, ranging from 0.50% to 14.00% of the principal amount depending on the duration of the loan. As of January 31, 2014, the Company had repaid all amounts outstanding on this facility. The facility was terminated in May 2014.

Convertible Notes

In fiscal 2014, the Company issued and sold convertible promissory notes for an aggregate amount of $5.2 million pursuant to a note and warrant purchase agreement. The notes had an interest rate of 10%. The outstanding principal and accrued interest converted, upon completion of the IPO, into Company’s common stock at $9.00 per share.

The Company also issued $8.7 million in convertible notes during the year ended January 31, 2013, which were converted into preferred stock upon completion of the equity financing. The convertible notes bore 6% interest per annum.

The following table is a reconciliation of the changes in the Company’s aggregate convertible notes payable liability (in thousands, except for per share data):

	Notes Value	Shares	Conversion Price per Share
Balance at January 31, 2012	$688
Issued	8,698
Accrued interest	29
Converted into Series D convertible preferred stock	(9,415)	1569	6.00

Balance at January 31, 2013	—
Issued	5,165
Accrued interest	43
Converted into common stock	(5,203)	585	9.00

Balance at January 31, 2014	$—

Other Short-term Borrowings

Line of Credit: In July 2013, the Company entered into a $7.5 million line of credit with Comerica Bank. The Company could borrow up to 80% of its current U.S.-based receivables, or $7.5 million, whichever is lower. The line was secured against the Company’s accounts receivable and collections thereof as well as its intellectual property. The line had a two-year term and bore interest of prime plus 1%. In August 2014, the Company repaid all outstanding amounts under the line of credit and terminated the Loan and Security Agreement with Comerica.

Product Financing Arrangement: In July 2014, the Company entered into a managed inventory program to run through December 2014. Under the agreement, the Company gave title to 194,000 units of product to the counterparty for approximately $2.3 million. The Company is obligated to repurchase the product in five equal monthly installments, including predetermined transaction fees of between 4.5% and 6%. As of January 31, 2015, the Company had settled this liability in full.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed our internal control over financial reporting as of January 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of January 31, 2015, our internal control over financial reporting was effective.

Limitations on Effectiveness of Controls and Procedures

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1.	Consolidated Financial Statements:

2.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: April 8, 2015	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 8, 2015	By:	/s/ Cory J. Sindelar
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

Name	Title	Date

/s/ Kevin A. DeNuccio	President, Chief Executive Officer and Director	April 8, 2015
Kevin A. DeNuccio

/s/ Cory J. Sindelar	Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2015
Cory J. Sindelar

/s/ Richard N. Nottenburg	Chairman of the Board	April 8, 2015
Richard N. Nottenburg

/s/ Georges J. Antoun	Director	April 8, 2015
Georges J. Antoun

/s/ Cheemin Bo-Linn	Director	April 8, 2015
Cheemin Bo-Linn

/s/ William H. Kurtz	Director	April 8, 2015
William H. Kurtz

/s/ Lawrence J. Lang	Director	April 8, 2015
Lawrence J. Lang

/s/ Vivekanand Mahadevan	Director	April 8, 2015
Vivekanand Mahadevan

/s/ David B. Walrod	Director	April 8, 2015
David B. Walrod

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1(b)	9/16/2013

3.2	Amended and Restated Bylaws of the Registrant	S-1	3.2(b)	9/16/2013

4.1	Form of Common Stock Certificate	S-1	4.1	9/16/2013

4.2	Plain English Warrant Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	4.5	8/26/2013

4.3	Form of Warrants to Purchase Shares of Series D Preferred Stock issued June 2013	S-1	4.8	8/26/2013

4.4	Schedule of Warrants issued by the Registrant to purchase shares of Series D Preferred Stock	S-1	4.9	8/26/2013

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1	8/26/2013

10.2#	2005 Stock Plan and form of agreements thereunder	S-1	10.2	8/26/2013

10.3#	2012 Stock Incentive Plan and form of agreement thereunder	S-8	99.2	9/27/2013

10.4#	2012 Employee Stock Purchase Plan	S-8	99.3	9/12/2013

10.5	Sublease between the Registrant and Tellabs Operations, Inc. dated June 24, 2013	S-1	10.18	8/26/2013

10.6#	Offer Letter dated February 1, 2014 between the Registrant and Kevin A. DeNuccio	8-K	10.1	2/6/2014

10.7#	Stock Option Agreement dated February 3, 2014 providing Kevin A. DeNuccio an option to purchase 1,000,000 shares of Registrant Common Stock	8-K	10.2	2/6/2014

10.8#	Stock Option Agreement dated February 3, 2014 providing Kevin A. DeNuccio an option to purchase 3,000,000 shares of Registrant Common Stock	8-K	10.3	2/6/2014

10.9#	Offer Letter between the Registrant and Cory J. Sindelar dated December 4, 2011	S-1	10.8	8/26/2013

10.10#	Change of Control and Severance Agreement between the Registrant and Cory J. Sindelar dated January 31, 2014	8-K	10.1	2/6/2014

10.11#	Offer Letter dated February 12, 2014, and effective February 18, 2014, between the Registrant and Thomas G. Mitchell	8-K	10.1	2/24/2014

10.12#	Stock Option Agreement dated February 19, 2014 providing Thomas G. Mitchell an option to purchase 1,000,000 shares of Registrant common stock	8-K	10.2	2/24/2014

10.13#	Change of Control and Severance Agreement dated February 20, 2014 between the Registrant and Thomas G. Mitchell	8-K	10.3	2/24/2014

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

10.14+	Sponsorship Agreement between the Registrant and Forty Niners SC Stadium Company LLC dated June 13, 2012	S-1	10.14	8/26/2013

10.15+	Supply Agreement among the Registrant, Toshiba Corporation and Toshiba America Electronic Components, Inc. dated June 27, 2011, as amended	S-1	10.15	8/26/2013

10.16+	PCIe Card Development Agreement between the Registrant and Toshiba Corporation dated July 16, 2013	S-1	10.23	9/16/2013

10.17+	Flextronics Infrastructure Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems, Ltd. dated May 13, 2011	S-1	10.10	8/26/2013

10.18#	Settlement Agreement and Release by and between Donald G. Basile and the Registrant effective April 12, 2014	10-K	10.19	4/16/2014

10.19#	Separation Agreement between the Registrant and Dixon R. Doll, Jr. dated January 2, 2014	10-K	10.20	4/16/2014

10.20	Plain English Growth Capital Loan and Security Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	10.16	8/26/2013

10.21	Plain English Intellectual Property Security Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	10.17	9/16/2013

10.22	Loan and Security Agreement between the Registrant and Comerica Bank dated July 18, 2013	S-1	10.19	8/26/2013

10.23	Intellectual Property Security Agreement between the Registrant and Comerica Bank dated July 18, 2013	S-1	10.20	9/16/2013

10.24	Inter Creditor Agreement between the Registrant, Comerica Bank and TriplePoint Capital LLC dated July 18, 2013	S-1	10.21	8/26/2013

10.25	Form of Subordination Agreement between Comerica Bank and certain creditors	S-1	10.22	8/26/2013

10.26+	First Amendment to Sponsorship Agreement by and between Forty Niners SC Stadium Company and the Company — redacted version	8-K	10.1	6/6/2014

10.27	Credit Agreement dates as of October 24, 2014, entered into by and among the Company, certain subsidiaries of the Company, the lenders party hereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent	8-K	10.1	10/30/2014

10.28	Guarantee and Collateral Agreement dated as of October 24, 2014 between the Company in favor of Silicon Valley Bank, as administrative agent	8-K	10.2	10/30/2014

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

10.29	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2014	8-K	4.1	10/6/2014

10.30#	Agreement dated September 30, 2014, between Kevin A. DeNuccio and Violin Memory, Inc.	8-K	10.1	10/1/2014

10.31	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	4.1	9/24/2014

21.1	List of Subsidiaries	S-1	21.1	8/26/2013

23.1	Consent of Registered Public Accounting Firm — KPMG LLP				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

101.INS	XBRL Instance Document**				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Management contract or compensatory arrangement
+	Confidential treatment request
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.