Form 10-Q
period 2015-04-30
Violin Memory Inc
filed 2015-06-09
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of May 29, 2015, 96,451,544 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	April 30,	January 31,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,119	$93,432
Restricted cash	2,300	2,300
Short-term investments	73,744	60,483

Accounts receivable, net (including amounts due from a related party of $581 and $232 as of April 30, 2015 and January 31, 2015, respectively)	7,545	15,080
Inventory	15,740	10,322
Other current assets	4,572	5,949

Total current assets	159,020	187,566
Property and equipment, net	9,017	9,863
Intangibles and other assets	10,052	10,806

	$178,089	$208,235

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,000	$10,000

Accounts payable (including amounts due to a related party of $5,137 and $2,432 as of April 30, 2015 and January 31, 2015, respectively)	13,416	11,065
Accrued liabilities	13,957	18,024
Deferred revenue, current	15,789	15,635

Total current liabilities	47,162	54,724
Convertible senior notes	120,000	120,000
Deferred revenue, noncurrent	9,087	10,398
Long-term liabilities	1,391	1,707

Total liabilities	177,640	186,829

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of April 30, 2015; no shares issued and outstanding as of April 30, 2015 and January 31, 2015	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of April 30, 2015; 95,998 and 93,872 shares issued and outstanding as of April 30, 2015 and January 31, 2015, respectively	9	9
Additional paid-in capital	488,249	482,674
Accumulated other comprehensive income	218	248
Accumulated deficit	(488,027)	(461,525)

Total stockholders’ equity	449	21,406

	$178,089	$208,235

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Revenue:

Product revenue (including related party sales of $827 and $491 for the three months ended April 30, 2015 and 2014, respectively)	$6,823	$12,773
Service revenue (including related party sales of $36 and $1,042 for the three months ended April 30, 2015 and 2014, respectively)	5,278	5,360

Total revenue	12,101	18,133

Cost of revenue:
Cost of product revenue (including related party purchases of $261 and $5,625 for the three months ended April 30, 2015 and 2014, respectively) (1)	4,230	6,666
Cost of service revenue (1)	2,721	1,898

Total cost of revenue	6,951	8,564

Gross profit	5,150	9,569

Operating expenses:
Sales and marketing (1)	13,440	16,233
Research and development (1)	11,526	15,836
General and administrative (1)	5,151	5,832
Restructuring charges	—	1,756

Total operating expenses	30,117	39,657

Loss from operations	(24,967)	(30,088)
Other income, net	256	119
Interest and other financing expense	(1,750)	(168)

Loss before income taxes	(26,461)	(30,137)
Income taxes	41	6

Net loss	$(26,502)	$(30,143)

Net loss per share of common stock, basic and diluted	$(0.28)	$(0.35)

Shares used to compute net loss per share of common stock, basic and diluted	95,478	85,951

(1) Includes stock-based compensation expense as follows (Note 6):
Cost of product revenue	$251	$179
Cost of service revenue	335	87
Sales and marketing	806	1,437
Research and development	1,977	4,266
General and administrative	1,891	1,671

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended April 30,
	2015	2014
	(Unaudited)

Net loss	$(26,502)	$(30,143)
Foreign currency translation adjustments, net of tax	(6)	(111)
Unrealized holding gains (losses) on investments, net of tax	(24)	11

Comprehensive loss	$(26,532)	$(30,243)

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(26,502)	$(30,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,475	3,010
Accretion of debt issuance costs to interest expense	449	167
Provision for excess and obsolete inventory	—	242
Stock-based compensation	5,260	7,640
Changes in operating assets and liabilities, net:
Accounts receivable	7,535	5,864
Inventory	(5,951)	(216)
Other assets	1,667	(3,571)
Accounts payable	1,430	4,145
Accrued liabilities	(4,383)	(5,014)
Deferred revenue	(1,157)	867

Net cash used in operating activities	(19,177)	(17,009)

Cash flows from investing activities:
Purchase of property and equipment	(162)	(1,045)
Purchase of short-term investments	(20,672)	(11,214)
Proceeds from maturity of short-term investments	7,412	31,218

Net cash from (used in) investing activities	(13,422)	18,959

Cash flows from financing activities:
Proceeds from line of credit	4,000	7,500
Repayment of line of credit	(10,000)	—
Proceeds from exercise of common stock options	316	1,493
Taxes paid related to net share settlement of equity awards	—	(3,212)

Net cash provided by (used in) financing activities	(5,684)	5,781

Effect of exchange rates on cash and cash equivalents	(30)	(111)

Net increase (decrease) in cash and cash equivalents	(38,313)	7,620
Cash and cash equivalents at beginning of period	93,432	40,273

Cash and cash equivalents at end of period	$55,119	$47,893

Supplemental disclosure of other cash flow information:
Taxes paid	$13	$12
Interest paid	2,651	27
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	533	356
Vesting of early stock option exercises	—	36
Payables related to purchases of fixed assets	921	260
Accrued interest on notes payable	425	—

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

The Company recently introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs the Company’s Concerto OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch cluster and LUN mirroring as well as its suite of other Enterprise Data Services. With Violin’s Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with Violin’s release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass. The Company sells its products through its global direct sales force, systems vendors, resellers and other channel partners. The Company operates in a single business segment.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on April 8, 2015. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2016 or any other future period.

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

Gains and losses from foreign currency transactions are included in other income, net. Foreign currency translation adjustments are included in other comprehensive loss.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its significant estimates, including those related to estimated selling prices for elements sold in multiple-element revenue arrangements, product warranty, determination of the fair value of stock options, carrying values of inventories, liabilities for unrecognized tax benefits and deferred income tax asset valuation allowances. The Company also uses estimates in determining the useful lives of property and equipment and intangible assets as well as in its provision for doubtful accounts. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies have been described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC on April 8, 2015. There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2015 Annual Report on Form 10-K, except for the following:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in our first quarter of 2017. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. This ASU will be effective for the Company beginning in our first quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

2. Cash Equivalents and Short-Term Investments

The following is a summary of cash equivalents and short-term investments by type of instrument (in thousands):

	April 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$53,994	$1	$(22)	$53,973
U.S. government and agency obligations	13,842	1	(2)	13,841
Commercial paper	3,994	—	—	3,994
Municipal obligations	1,938	—	(2)	1,936

	$73,768	$2	$(26)	$73,744

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$44,705	$14	$(8)	$44,711
U.S. government and agency obligations	7,807	2	(1)	7,808
Commercial paper	2,997	—	—	2,997
Municipal obligations	4,964	3	—	4,967

	$60,473	$19	$(9)	$60,483

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

The amortized cost and fair value of investments held as of April 30, 2015 and January 31, 2015, by contractual years-to-maturity, are as follows (in thousands):

	April 30, 2015		January 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$73,768	$73,744	$60,473	$60,483

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

The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	April 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,844	$—	$—	$18,844
Commercial paper	—	18,096	—	18,096

Total cash equivalents	18,844	18,096	—	36,940

Short-term investments:
Corporate debt securities	—	53,974	—	53,974
U.S. government and agency obligations	—	13,841	—	13,841
Commercial paper	—	3,994	—	3,994
Municipal obligations	—	1,935	—	1,935

Total short-term investments	—	73,744	—	73,744

	$18,844	$91,840	$—	$110,684

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,534	$—	$—	$24,534
Commercial paper	—	34,395	—	34,394
Corporate debt securities	—	6,116	—	6,116

Total cash equivalents	24,534	40,511	—	65,045

Short-term investments:
Corporate debt securities	—	44,711	—	44,711
U.S. government and agency obligations	—	7,808	—	7,808
Commercial paper	—	2,997	—	2,997
Municipal obligations	—	4,967	—	4,967

Total short-term investments	—	60,483	—	60,483

	$24,534	$100,994	$—	$125,528

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There were no transfers between Level 1 and 2 during the three months ended April 30, 2015 and the year ended January 31, 2015.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short term maturities.

Based on quoted market prices as of April 30, 2015 and January 31, 2015, the fair value of the Convertible Senior Notes (Note 13) was approximately $112.1 million and $111.9 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.

4. Balance Sheet Components

Accounts Receivable, Net

The following table shows the components of accounts receivable, net (in thousands):

	April 30,	January 31,
	2015	2015
Accounts receivable	$8,059	$15,680
Allowance for doubtful accounts	(37)	(39)
Allowance for sales returns	(477)	(561)

	$7,545	$15,080

Inventory

The following table shows the components of inventory (in thousands):

	April 30,	January 31,
	2015	2015
Raw materials	$6,710	$3,677
Finished goods	9,030	6,645

	$15,740	$10,322

Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	April 30,	January 31,
	2015	2015
Laboratory equipment	$25,913	$25,589
Computer hardware and software	13,111	12,165
Leasehold improvements	696	691
Office furniture	326	326

	40,046	38,771
Less: accumulated depreciation	(31,029)	(28,908)

	$9,017	$9,863

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.5 million and $3.0 million for the three months ended April 30, 2015 and 2014, respectively.

Intangibles and Other Assets

The following table shows the components of intangibles and other assets (in thousands):

	April 30,	January 31,
	2015	2015
Purchased intellectual property	$5,737	$6,086
Deferred borrowing costs	3,628	4,032
Other	687	688

	$10,052	$10,806

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	April 30,	January 31,
	2015	2015
Compensation and benefits	$6,768	$9,036
Purchase commitments	1,672	2,328
Warranty	1,085	1,262
Restructuring charges	622	313
Professional fees	512	101
Accrued interest	425	1,700
Other	2,873	3,284

	$13,957	$18,024

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s product warranty liability (in thousands):

	Three Months Ended April 30,
	2015	2014
Balance, beginning of year	$1,262	$1,223
Additions	142	474
Settlements	(319)	(373)

Balance, end of period	$1,085	$1,324

5. Equity Award and Employee Compensation Plans

The 2012 Stock Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”) as the successor plan to the 2005 Plan, which became effective at the completion of the Company’s initial public offering (“IPO”). The 2012 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Compensation Committee may terminate or amend the plan at any time. Unexercised options or restricted stock units under the 2005 Plan that cancel due to a grantee’s termination may be reissued under the 2012 Plan. Under the 2012 Plan, stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 100% of the fair value on the date of grant and generally vest ratably over four years. Options generally expire seven years from the date of grant.

As of January 31, 2015, there were 11,652,856 shares authorized under the 2012 Plan. On February 1, 2015, the share reserve increased by 4,702,218 shares to an aggregate of 16,355,074 shares authorized under the plan and will be increased by any shares forfeited under the 2005 Plan.

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

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005, 2012 Plans as well as the Inducement Awards (in thousands, except per share data):

		Outstanding Options
				Weighted-Average
	Shares		Weighted-	Remaining	Aggregate
	Available	Number of	Average	Contractual Life	Intrinsic
	for Grant	Options	Exercise Price	(in years)	Value (1)
Balances, January 31, 2015	6,614	12,649	$3.35	7.25	$34,255
Additional shares authorized	4,702
RSUs granted	(4,502)
Recovery of shares from net settlement	2
RSUs cancelled/forfeited	812
Options granted	(1,450)	1,450	3.51
Options exercised	—	(518)	0.59
Options forfeited (2)	259	(1,509)	0.46

Balances, April 30, 2015	6,437	12,072	$3.36		$41,166

Options vested and expected to vest – April 30, 2015		5,450	$3.85	7.32	$86
Options exercisable – April 30, 2015		5,125	$2.70	7.15	$4,965

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Shares available for grant exclude inducement award forfeited.

The weighted average grant date fair value of options granted during the quarter ended April 30, 2015 was $1.33 per share. The total intrinsic value of options exercised during the quarter ended April 30, 2015 was $1.8 million.

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2015	6,849	$4.71	$26,299
RSUs granted	4,502	3.75
RSUs vested	(1,609)	4.64
RSUs cancelled/forfeited	(812)	4.68

Balance, April 30, 2015	8,930	$4.24	$30,450

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the quarter ended April 30, 2015 amounted to $6.0 million.

Non-employee Stock Options and Awards

For the three months ended April 30, 2015 and 2014, the Company did not grant any options to non-employees. For the three months ended April 30, 2015, the Company did not grant any restricted shares of common stock to non-employees. For the three months ended April 30, 2014, the Company granted approximately 309,000 restricted shares of common stock to non-employees.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan. Upon adoption, a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. On February 1, 2015, pursuant to the provisions of the plan, the share reserve was increased by 727,832 shares to an aggregate of 2,327,832 shares.

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

6. Stock-Based Compensation

As of April 30, 2015, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $35.9 million. The Company expects, based upon equity awards outstanding as of April 30, 2015, to amortize $12 million during the remainder of fiscal 2016, $10.9 million in fiscal 2017, $7.6 million in fiscal 2018, $4.8 million in fiscal 2019 and $0.6 million in fiscal 2020. There was no capitalized stock-based compensation expense for any period presented.

Stock based compensation associated with non-employee awards was approximately $0.2 million and $0.3 million for the quarters ended April 30, 2015 and 2014, respectively.

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

Income tax expense for the three months ended April 30, 2015 and 2014 was $41,000 and $6,000, respectively. As of April 30, 2015, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of April 30, 2015, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

8. Commitments and Contingencies

Litigation

The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies.

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming as defendants the Company, a number of the Company’s present or former directors and officers, and the underwriters of the Company’s September 27, 2013 initial public offering (the “IPO”). The four complaints were consolidated into a single, putative class action, and co-lead plaintiffs were appointed by the court. On March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of our common stock issued in the IPO. The complaint sought damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one category of alleged omissions, and gave plaintiffs the opportunity to amend the complaint. On November 21, 2014, the plaintiffs filed an amended consolidated complaint and, in so doing, chose not to amend their claims against the Company or the present or former directors and officers. On April 30, 2015, the court issued an order granting in part the defendants’ motions to dismiss the amended consolidated complaint. The court’s order dismissed all except two categories of claims against the Company and the present or former directors and officers of the Company and certain claims against the underwriters. On May 6, 2015, the plaintiffs filed a second amended consolidated complaint. On May 20, 2015, the Company and the present and former directors and officers filed an answer to the second amended consolidated complaint denying the material allegations of the complaint and alleging numerous affirmative defenses to the remaining claims. The case now will proceed to the discovery phase of the litigation.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The parties have agreed to stay the derivative action pending further developments in the putative class action. The stay may be lifted at any time.

The Company intends to continue to defend itself vigorously in both securities actions.

The Company believes the ultimate outcome of the current legal proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations or cash flows. However, because of the inherent uncertainties surrounding litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations or cash flows could be materially and adversely affected.

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2015 and January 31, 2015.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Future minimum lease payments under the Company’s operating leases as of April 30, 2015, are as follows (in thousands):

Fiscal years ending January 31:	Amount
2016 (remainder of)	$2,815
2017	3,615
2018	294

$6,724

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for materials when received by the contract manufacturer and services once they are completed. As of April 30, 2015, the Company had approximately $7.3 million of outstanding purchase commitments to such contract manufacturer and other vendors.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California. The Company recognized $0.3 million and nil in advertising expenses related to this agreement for the three months ended April 30, 2015 and 2014, respectively. As of April 30, 2015, the Company had approximately $15.8 million of outstanding commitments under this arrangement.

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

9. Related-Party Transactions

Toshiba

As of April 30, 2015, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock, or approximately 10% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba. The Sales Agreement with Toshiba expired in June 2014 and automatically renews for successive one-year periods unless terminated by either party. The Company purchased $0.3 million and $5.6 million of NAND flash memory from Toshiba during the three months ended April 30, 2015 and 2014, respectively.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. For the three months ended April 30, 2014, the Company recognized $1.0 million of service revenue related to development services performed under the agreement. The agreement was terminated in May 2014.

In addition to the development agreement, the Company recognized revenue of $0.5 million related to the sale of All Flash Arrays and services to Toshiba during both the three-month periods ended April 30, 2015 and 2014.

Other

In April 2015, the Company sold $0.7 million of product and services to First Solar, Inc. Mr. Antoun, a member of the Company’s Board of Directors, is Chief Operating Officer of First Solar, Inc. The Company recognized $0.3 million of revenue in the first quarter of fiscal 2016 in connection with this transaction.

10. Restructuring and Charges

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

	Severance and related charges	Excess Facility charges	Other Restructuring Charges	Total
Balance, January 31, 2014	$2,371	$511	$366	$3,248
Restructuring provision	1,185	1,810	67	3,062
Payments and other adjustments	(3,556)	(1,057)	(433)	(5,046)

Balance, January 31, 2015	—	1,264	—	1,264
Payments and other adjustments	—	(180)	—	(180)

Balance, April 30, 2015	$—	$1,084	$—	1,084

Less noncurrent portion				(462)

Current portion of restructuring accrual				$622

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended April 30,
	2015	2014
Revenue:
Americas:
United States	$8,174	$9,501
Other Americas	33	297

	8,207	9,798

Europe:
United Kingdom	1,099	1,082
Other Europe	507	3,493

	1,606	4,575

Asia Pacific:	2,288	3,760

	$12,101	$18,133

	April 30, 2015	January 31, 2015
Property and Equipment, Net:
United States	$8,855	$9,653
Europe	156	204
Asia Pacific	6	6

	$9,017	$9,863

Customer Concentration

For the three months ended April 30, 2015, Government Employees Health Association (GEHA), represented approximately 11% of revenue while no customer represented 10% or more of revenue for the three months ended April 30, 2014. Revenue from the Company’s five largest customers for the three months ended April 30, 2015 and 2014 was 27% and 36%, respectively. As a consequence of the limited number of customers and the concentrated nature of their purchases, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

At April 30, 2015 and January 31, 2015, GEHA represented 18% and Enterprise Vision Technology represented 19%, respectively, of accounts receivable. No other customers accounted for more than 10% of the accounts receivable balance at April 30, 2015 and January 31, 2015.

12. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2015	2014
Numerator:
Net loss	$(26,502)	$(30,143)

Denominator:
Weighted average common shares outstanding	95,478	86,003
Less: Weighted average unvested common shares subject to repurchase	—	52

Weighted average shares used to compute net loss per share of common stock, basic and diluted	95,478	85,951

Net loss per share of common stock, basic and diluted	$(0.28)	$(0.35)

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

	Three Months Ended April 30,
	2015	2014
Convertible senior notes (on an as converted basis)	21,352	—
Shares subject to outstanding common stock options and restricted stock units	21,002	22,262
Shares subject to employee stock purchase plan	234	212
Warrants related to common stock	164	84
Common stock subject to repurchase	—	34

	42,752	22,592

13. Convertible Senior Notes and Line of Credit

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

Interest on the outstanding Notes accrues at a rate of 4.25% per annum and is payable semi-annually on April 1 and October 1 of each year beginning on April 1, 2015. Interest began to accrue on September 24, 2014. The Notes are unsecured senior obligations of Violin. The Notes were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 as amended (“Securities Act”), and the Notes and the shares of the Company’s common stock issuable upon conversion of the Notes have not been registered under the Securities Act.

The Company used the net proceeds to repay all amounts outstanding and owed under its credit agreement with Silicon Valley Bank (SVB) discussed below, and intends to use the remaining net proceeds for general corporate purposes, including working capital. In addition, the Company believes that the issuance of the Notes provides greater financial flexibility to the Company and should provide its customers and/or potential customers with greater confidence in the Company’s liquidity.

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

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of the Company’s common stock per $1,000 principal amount of Notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the Notes). As of April 30, 2015, the Notes are not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the Notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred during the quarter ended April 30, 2015. The Company was in compliance with its covenants under the Notes as of April 30, 2015.

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

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s stockholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until stockholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of April 30, 2015.

The deferred debt issuance costs are recorded in other assets and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term.

Silicon Valley Bank Credit Agreement

In October 2014, the Company entered into a $20.0 million secured revolving line of credit with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company had $4.0 million and $10.0 million outstanding on this facility at April 30, 2015 and January 31, 2015, respectively. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of defaults.

An event of default under the Company’s Credit Agreement with SVB occurred during the quarter ended April 30, 2015 solely because the Company did not satisfy a financial condition covenant requiring it to generate revenue for the first quarter of fiscal 2016 in an amount not less than 80% of the amount of revenue the Company forecasted for the quarter in the annual operating plan. The Company requested, and SVB agreed, subject to certain terms and conditions, to waive the event of default.

The debt issuance costs associated with the line of credit are reflected in other assets and are being amortized to interest and other financing expense using the straight line method over the facility’s two-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 8, 2015 (File No. 001-36069). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements unless required by law.

Overview

We were incorporated in 2005 with the goal of bringing storage performance in line with advancements in server and network technologies. Since our inception, we have pioneered a new class of persistent flash-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Storage Platform™ and All Flash Arrays are specifically designed at each level of the system architecture to leverage the inherent capabilities of flash memory and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data - data sets that are so large or complex that traditional processing applications are inadequate - solutions in the cloud and in enterprise data centers. We have demonstrated that our Flash Storage Platforms and All Flash Arrays provide low latency and sustainable performance with enterprise-class data services, reliability, availability, capacity and serviceability through product testing and customer feedback. Our solutions enable customers to realize significant capital expenditure and operational cost savings by simplifying their data center environments.

In March 2010, we established a relationship with Toshiba, one of the two largest providers of flash memory. Through this relationship, we have developed a fundamental understanding of Toshiba’s flash specifications at the chip level, which allows us to optimize our hardware and software technologies to unlock the inherent performance capabilities of flash memory.

In September 2011, we introduced our 6000 Series All Flash Arrays, which are based on our four-layer architecture that significantly improves performance density, or IOPS per rack unit.

During fiscal 2014, we introduced the Violin Symphony System Management software and Violin Maestro Memory Services software. Symphony is a system management software solution that enables centralized management of Violin Flash Storage Platforms and All Flash Arrays. Maestro is a comprehensive suite of Memory Services software for acceleration, tiering, migration and protection of application data in the enterprise data center.

In February 2015, we introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs our Concerto™ OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch cluster and LUN mirroring as well as our suite of other Enterprise Data Services. We intend to devote substantial resources to continue to develop innovative solutions that optimize the performance capability of flash memory technology and enhance our Concerto OS 7 software stack to incorporate additional data management functionality.

We primarily market and sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. As of April 30, 2015, we had 138 sales and marketing employees worldwide as well as over 100 channel partners, including Arrow, Commtech Innovative Solutions, Dell, ePlus, Fujitsu, OnX and Mainline Information Systems, covering over 30 countries. As of April 30, 2015, we believe our All Flash Arrays had been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 27% and 36% for the three months ended April 30, 2015 and 2014, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 68% and 52% for the three months ended April 30, 2015 and 2014, respectively.

We outsource the manufacturing of our hardware products to Flextronics. We believe this arrangement makes our operations more efficient and flexible. We procure the flash memory components used in our products directly from Toshiba. Flextronics procures, on our behalf, the remaining components used in our products. To date, we have not experienced a material shortage of supply of any components. However, because we only have one manufacturer qualified to manufacture our products and some of our components, such as flash memory, are procured from a single-source supplier, we could face product shortages and component shortages, which could prevent us from fulfilling customer orders.

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through debt and equity financings. As of April 30, 2015, we had an accumulated deficit of $488 million. In February 2014, we announced a strategic restructuring plan designed to accelerate our growth and increase our operating leverage. The restructuring plan included three elements: a reorganization of our sales and marketing functions to align our resources around a more partner and channel-centric go-to-market model; a realignment of our engineering resources to concentrate our efforts on core product areas while reducing or eliminating investments in non-core areas; and a review of strategic alternatives for our PCIe Flash Memory Card product line.

Fiscal 2015 was a transformational year for Violin. We built a world-class management team. We restructured and refocused the business, exiting the PCIe card segment and reducing our quarterly cash burn rate by nearly 60%. We strengthened the balance sheet by raising $120 million through a convertible senior note offering. And, we introduced multiple new products, including our Windows Flash Array, Concerto data management services and our de-duplication and compression technology, culminating in the Flash Storage Platform, which bring all our technology together in one solution to serve the primary storage market for large enterprises. We believe the Flash Storage Platform increases our addressable market significantly, creating a large opportunity for our customers, the industry and us.

We had total revenue of $12.1 million and $18.1 million for the three months ended April 30, 2015 and 2014, respectively. Our headcount was 323 as of April 30, 2015 compared to 329 as of January 31, 2015 and 352 as of April 30, 2014. We had a net loss of $26.5 and $30.1 million for the three months ended April 30, 2015 and 2014, respectively.

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

Components of Condensed Consolidated Statements of Operations

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

Other Operating Expenses

Other operating expenses consist of costs associated with the restructuring activities initiated in February 2014.

Other Income, Net

Other income, net primarily consists of foreign currency gains and losses.

Interest and Other Financing Expense

Interest and other financing expense consists of interest on our Convertible Senior Notes (the “Notes”) and revolving debt as well as amortization of deferred issuance costs associated with the securities.

Provision for Income Taxes

From inception through April 30, 2015, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2015, we had approximately $232.7 million and $87.7 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended April 30,
	2015	2014
Revenue:
Product revenue	$6,823	$12,773
Service revenue	5,278	5,360

Total revenue	12,101	18,133

Cost of revenue:
Cost of product revenue (1)	4,230	6,666
Cost of service revenue (1)	2,721	1,898

Total cost of revenue	6,951	8,564

Gross profit	5,150	9,569

Operating expenses :
Sales and marketing (1)	13,440	16,233
Research and development (1)	11,526	15,836
General and administrative (1)	5,151	5,832
Restructuring charges	—	1,756

Total operating expenses	30,117	39,657

Loss from operations	(24,967)	(30,088)
Other income, net	256	119
Interest and other financing expense	(1,750)	(168)

Loss before income taxes	(26,461)	(30,137)
Income taxes	41	6

Net loss	$(26,502)	$(30,143)

Net loss per share of common stock, basic and diluted	$(0.28)	$(0.35)

Shares used to compute net loss per share of common stock, basic and diluted	95,478	85,951

(1) Includes stock-based compensation expense as follows (Note 6):
Cost of product revenue	$251	$179
Cost of service revenue	335	87
Sales and marketing	806	1,437
Research and development	1,977	4,266
General and administrative	1,891	1,671

	$5,260	$7,640

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended April 30,		Change in
	2015	2014	$	%

Product revenue	$6,823	$12,773	$(5,950)	(47%)
Service revenue	5,278	5,360	(82)	(2%)

	$12,101	$18,133	$(6,032)	(33%)

Revenue decreased $6.0 million to $12.1 million for the three months ended April 30, 2015 as compared to $18.1 million for the three months ended April 30, 2014. The decrease was primarily related to a decline in the sale of our 6000 Series products as our customers began evaluating our new FSP product line. We sold $3.4 million of FSP products in the first quarter of fiscal 2016.

Service revenue decreased by $0.1 million and comprised of an increase of $0.9 million in recurring service revenue due to the continued growth in our installed base over the year, offset by a decrease of $1.0 million associated with PCIe development services provided to Toshiba in the first quarter of last year. The PCIe development service agreement was terminated in May 2014.

Revenue from our five largest customers for the three months ended April 30, 2015 and 2014 was 27% and 36% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change in
	2015	2014	$	%

Cost of product revenue	$4,230	$6,666	$(2,436)	(37%)
Cost of service revenue	2,721	1,898	823	43%

	$6,951	$8,564	$(1,613)	(19%)

Gross Profit	$5,150	$9,569	$(4,419)	(46%)

Product gross margin	38%	48%
Service gross margin	48%	65%
Total gross margin	43%	53%

Gross profit decreased $4.4 million to $5.2 million for the three months ended April 30, 2015 from $9.6 million for the three months ended April 30, 2014, primarily due to lower revenue. Gross margin decreased to 43% for the three months ended April 30, 2015 as compared to 53% for the year ago period due to decreases in our product and service gross margins. Product gross margin declined from 48% in the first quarter of fiscal 2015 to 38% in the first quarter of fiscal 2016 primarily due to greater discounting of the 6000 Series products as we transition to the new FSP product line. Service gross margin declined from 65% in the first quarter of fiscal 2015 to 48% in the first quarter of fiscal 2016 primarily due to the reduction of services provided to Toshiba last year at nearly 100% gross margin and our support costs increasing at a faster rate than the growth of our installed base.

Operating Expenses

	Three Months Ended April 30,		Change in
	2015	2014	$	%

Sales and marketing	$13,440	$16,233	$(2,793)	(17%)
Research and development	11,526	15,836	(4,310)	(27%)
General and administrative	5,151	5,832	(681)	(12%)
Restructuring charges	—	1,756	(1,756)	(100%)

	$30,117	$39,657	$(9,540)

Sales and marketing expenses decreased $2.8 million to $13.4 million for the three months ended April 30, 2015 from $16.2 million for the three months ended April 30, 2014. The decrease was primarily due to a decrease in personnel-related expenses of $3 million primarily due to a decrease in sales and marketing employees from 189 as of February 1, 2014 to 138 as of April 30, 2015 and lower commissions due to the lower sales in the first quarter of fiscal 2016. We also experienced a decrease in stock-based compensation of $0.6 million and travel-related expenses of $0.3 million. These decreases were partially offset by increases in marketing expenses of $0.8 million and $0.6 million in expenses for our sales kick-off meeting in the first quarter of 2016.

Research and development expenses decreased by $4.3 million to $11.5 million for the three months ended April 30, 2015 from $15.8 million for the three months ended April 30, 2014. The decrease was primarily due to lower personnel related costs of $0.9 million and stock-based compensation which decreased by $2.3 million, primarily due to a decrease in the headcount from 182 as of February 1, 2014 to 123 as of April 30, 2015. In addition, prototype equipment and depreciation expenses decreased by $0.6 million and $0.4 million, respectively.

General and administrative expenses decreased $0.7 million to $5.1 million for the three months ended April 30, 2015 from $5.8 million for the three months ended April 30, 2014. The decrease was primarily due to a $1.2 million reduction in legal fees associated primarily with fewer legal issues when compared to the year-ago period which also included legal costs associated with our restructuring activities. This was offset by an increase of $0.3 million in personnel costs primarily due to the increase in headcount from 25 at February 1, 2014 to 27 at April 30, 2015.

During the fourth quarter of fiscal 2014, we began to implement a strategic restructuring plan. Our strategic restructuring plan focused on accelerating growth and increasing operating leverage and included a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the first quarter of fiscal 2015, we incurred severance expenses related to restructuring charges of $0.9 million for involuntary termination of employees, excess facility charges of $0.8 million and other transition related expenses of $0.1 million.

Interest and Other Financing Expense

Interest and other financing expense for the three months ended April 30, 2015 consists primarily of interest on our Notes of $1.3 million and amortization of debt issuance costs of $0.4 million. This compares to financing expense of $0.2 million on the TriplePoint facility, including the “end-of-term” interest payments, in the three months ended April 30, 2014.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of April 30, 2015, our principal sources of liquidity were our cash, cash equivalents, restricted cash and short-term investments of $131.2 million and accounts receivable of $7.5 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120.0 million of Notes, which included $15.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In October 2014, we entered into a $20.0 million secured revolving line of credit with Silicon Valley Bank, or SVB. Our obligations under the agreement are secured by a first priority security interest in our accounts receivable and the proceeds therefrom. The balance outstanding related to this facility is $4.0 million and $10.0 million as of April 30, 2015 and January 31, 2015, respectively.

Cash Flow Analysis

	Three Months Ended April 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(19,177)	$(17,009)
Investing activities	(13,422)	18,959
Financing activities	(5,684)	5,781

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the three months ended April 30, 2015 was $19.2 million. For the three months ended April 30, 2015, our operating cash flow consisted primarily of our net loss of $26.5 million offset by depreciation and amortization of $2.5 million and stock-based compensation of $5.3 million. Inventory increased by $6.0 million due to purchases in contemplation of our 7000 Series launch while accruals decreased by $4.4 million due to settlement of various liabilities including bonuses and interest on the convertible note. Deferred revenue decreased by $1.2 million due to lower sales in the quarter and recognition of previously deferred amounts to revenue. Accounts receivable decreased $7.5 million due to payment of prior period receivables and lower sales while other assets decreased $1.7 million due to amortization of prepaids and deferred debt issuance costs.

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

Investing Activities

Cash used in investing activities for the three months ended April 30, 2015 was $13.4 million attributable to net purchases of short-term investments of $13.2 million and purchases of property and equipment of $0.2 million.

Cash provided in investing activities for the three months ended April 30, 2014 was $19.0 million attributable to net maturities of short-term investments of $20.0 million, offset partially by purchases of property and equipment of $1.0 million.

Financing Activities

Cash flows used in financing activities for the three months ended April 30, 2015 primarily include net payments on the Company’s line of credit of $6 million offset by proceeds from exercise of common stock options of $0.3 million.

Cash flows from financing activities for the three months ended April 30, 2014 primarily include net proceeds from borrowings on the Company’s line of credit of $7.5 million and proceeds from issuance of common stock of $1.5 million, offset by net taxes paid related to net share settlement of equity awards of $3.2 million related to terminated employees.

Future Capital Requirements

As of April 30, 2015, we have cash, cash equivalents, restricted cash and short-term investments of $131.2 million. For the three months ended April 30, 2015, cash used in operations was primarily funded through borrowings. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in businesses, technologies or other assets.

In October 2014, we entered into a $20.0 million secured revolving credit facility with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of default. As of April 30, 2015, we had $4.0 million outstanding on the line of credit.

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

An event of default under the Company’s Credit Agreement with SVB occurred during the first quarter of fiscal 2016 solely because the Company did not satisfy a financial condition covenant requiring it to generate revenue for the first quarter of fiscal 2016 in an amount not less than 80% of the amount of revenue the Company forecasted for the quarter in the annual operating plan. The Company requested, and SVB agreed, subject to certain terms and conditions, to waive the event of default.

In September 2014, we completed a convertible senior note offering, or the Notes (due on October 1, 2019), and received net proceeds of $115.4 million. With respect to the Notes, the credit agreement contains a covenant that prohibits us from paying cash upon conversion (other than cash in lieu of fractional shares), redemption, repurchase or other payment in respect of the principal amount of any of the Notes. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Noncompliance with one or more of the covenants and restrictions could result in the amounts borrowed under the agreement becoming immediately due and payable.

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of April 30, 2015.

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

Contractual Obligations

The following summarizes our contractual obligations as of April 30, 2015 (in thousands):

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years

Facility operating lease commitments	$6,724	$3,741	$2,983	$—	$—
Purchase commitments (1)	23,052	9,052	5,250	5,250	3,500

Total	$29,776	$12,793	$8,233	$5,250	$3,500

(1)	Includes the following (See Note 8 “Commitments and Contingencies” to the condensed consolidated financial statements):

•	non-cancelable purchase orders for raw materials inventory and others

•	all amounts we are obligated to pay under our sponsorship agreement with the Forty Niners SC Stadium Company LLC;

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

Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K filed on April 8, 2015, with the SEC under the Securities Act under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 “Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the notes to condensed consolidated financial statements.

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and short-term money market funds held by large United States commercial banks. Due to the short-term nature of these instruments, the fair value of our portfolio is relatively insensitive to interest rate changes. Declines in interest rates, however, would reduce future interest income. During the three months ended April 30, 2015 and 2014, a hypothetical 10% change in interest rates would not have had a material impact on our results of operations.

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

Foreign Currency Exchange Risk

The information in this section should be read in conjunction with the information related to changes in the currency exchange rates in “Part II Item 1A. Risk Factors.” Changes in currency exchange rates could materially adversely affect our results of operations or financial condition.

Our sales transactions are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, certain of our operating expenses are incurred outside the United States and are dominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds, Chinese Yuan, Euro, Japanese Yen and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain cash balances, trade accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the controls evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II

OTHER INFORMATION

I TEM 1. LEGAL PROCEEDINGS

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming us and a number of our present or former directors and officers, and the underwriters of our September 27, 2013 initial public offering (the “IPO”) as defendants. The four complaints were consolidated into a single, putative class action, and co-lead plaintiffs were appointed by the court. On March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of our common stock issued in the IPO. The complaint sought damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one category of alleged omissions, and gave plaintiffs the opportunity to amend the complaint. On November 21, 2014, the plaintiffs filed an amended consolidated complaint and, in so doing, chose not to amend their claims against us or our present or former directors and officers. On April 30, 2015, the court issued an order granting in part the defendants’ motions to dismiss the amended consolidated complaint. The court’s order dismissed all except two categories of claims against us and our present or former directors and officers and certain claims against the underwriters. On May 6, 2015, the plaintiffs filed a second amended consolidated complaint. On May 20, 2015, we and our present and former directors and officers filed an answer to the second amended consolidated complaint denying the material allegations of the complaint and alleging numerous affirmative defenses to the remaining claims. The case now will proceed to the discovery phase of the litigation.

A purported stockholder derivative action also is pending before the same federal district court judge to whom the putative class action has been assigned. In the derivative action, the plaintiffs allege that certain of our current and former officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The parties have agreed to stay the derivative action pending further developments in the putative class action. The stay may be lifted at any time.

We intend to continue to defend ourself vigorously in both securities actions.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on April 8, 2015. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our All Flash Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue result for our first quarter of fiscal 2016 and fourth quarter of fiscal 2015 was below the guidance we provided the previous quarter. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through April 30, 2015, and we have an accumulated deficit of $488 million as of April 30, 2015. We expect to incur net losses for at least the next twelve months as we continue to increase our expenses in order to position us to grow our business. Through April 30, 2015, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability, we may not be able to sustain it. Our ability to continue as a going concern is dependent upon our achieving profitability or obtaining the necessary financing to fund our operations.

Our continuing investments in our operations may negatively impact revenue growth and future profitability.

We have expended, and intend to continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business at the expense of near-term profitability. We believe our decision to continue these investments will be critical to revenue growth and increased market penetration. However, there can be no assurance that this strategy will result in revenue growth and future profitability.

We may elect to raise or might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

Our continuing investments to support our business may cause or require us to seek additional funds to respond to business challenges, including development of new products and enhancement of our existing products and operating infrastructure. We also may seek to acquire complementary businesses and technologies. If we are not able to finance our expected future operations from existing cash and cash flow from operations, and if our existing lines of credit are not available to us when needed, we may need to raise additional capital through equity markets, debt markets or other financing arrangements that may or may not be available.

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

We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects, including our ability to continue as a going concern, could be adversely affected.

Our historical revenue growth rate is not likely to recur and is not indicative of our future performance.

Our revenue and our revenue growth rates achieved in prior periods may not be indicative of our future revenue or revenue growth rates. While we have experienced significant revenue growth rates in the years ended January 31, 2014 and 2013, we did not achieve a similar revenue growth rate for the year ended January 31, 2015. For example, our revenue for the first quarter of fiscal 2016 and 2015 declined by approximately $8.4 million and $9.9 million, respectively, as compared to the fourth quarter of fiscal 2015 and 2014, respectively. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth.

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

We expect that potential future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs to support this anticipated growth prior to realizing any benefits, and the return on these investments may be lower, or may develop more slowly, than we expect or may be nonexistent. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which would adversely affect our business and operating results.

We compete with large data storage providers and expect competition to intensify in the future from established companies and new market entrants.

The market for primary data storage products is highly competitive, and we expect competition to continue to intensify in the future. Our products compete with various high-performance array-based storage approaches employed by next-generation datacenters. Our competitors include incumbent primary storage vendors, such as EMC, HP, Hitachi, IBM and NetApp, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In addition, a number of privately-held and newly public companies are attempting to enter our market, some of which may become significant competitors in the future.

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. New start-up companies continue to innovate and may invent similar or superior products and technologies that may compete with our products and technology. Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, some of our competitors, including our systems vendor customers, may develop competing technologies and sell at zero or negative margins, through product bundling, closed technology platforms or otherwise, to gain business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. In addition, consolidations among systems vendors, which can occur unexpectedly, can significantly impact our sales efforts to systems vendors. As a result, there can be no assurance that our products will compete favorably, and any failure to do so could seriously harm our business, operating results and financial condition. Our competitors may attempt to use certain information, such as the pending securities litigation and changes in our management, against us, which could delay or prevent future business.

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

Our ability to compete effectively in the primary storage market is dependent upon the success of a single line of products — our new Flash Storage Platform 7300, 7300E and 7700 products. If our Flash Storage Platform products are not successful, it will be difficult for us to compete in the primary storage market with our current products at margins that enable us to achieve and maintain profitability. We could face increased pricing pressure, reduced gross margins, increased sales and marketing expenses, longer customer sales cycles and the loss of market share. In addition, if we have to compete in the primary storage market with our 6000 Series products, we could be forced to modify substantially our cost structure and business strategy, which could have a material adverse effect on our business and operating results.

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

As a consequence of our limited number of customers, the concentrated nature of their purchases and the timing of purchases from these large customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. For example, in the fourth quarter of fiscal 2015, two large customers decided to evaluate our new Flash Storage Platform instead of continuing with their purchases of our 6000 Series products. Consequently, our revenue for the period was below our guidance and declined slightly as compared to the third quarter of fiscal 2015. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

Toshiba is our sole supplier for flash memory. Any disruption in our relationship with Toshiba could have a material adverse effect on our business.

The most significant component that we use in our products is flash memory. Although we have an agreement with Toshiba, the sole supplier of our flash memory components, we may experience a shortage of flash memory if Toshiba is not able to meet our demand. Toshiba may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately to Toshiba or a shortfall in production by Toshiba for reasons unrelated to us. In addition, our agreement with Toshiba does not provide us with fixed pricing for flash memory, which subjects us to fluctuations in pricing. Our agreement with Toshiba also requires us to purchase 70% of our annual requirement for flash memory from Toshiba, subject to specified conditions, and to design our products to be substantially compatible with Toshiba flash memory. If Toshiba increases the price of its flash memory, we may not be able to implement a corresponding increase in the price of our products and our revenue and gross margins would be materially adversely affected. In addition, if the flash memory we purchase from Toshiba is not competitive with the performance of other flash memory in the market, the competitiveness of our products may be adversely affected and our business could suffer. For example, the introduction of three dimensional, or 3D, flash memory allows for improved economics. We will need to find supply in a timely manner in order to develop future generations of product. We do not currently have any agreement in place with other flash memory providers in the event that Toshiba cannot meet our demand or we are unable to renew our contract with Toshiba. If we cannot obtain sufficient supply of flash memory at an acceptable price to us, our ability to respond to our customer demand and grow our business could be significantly harmed.

Our agreements with Toshiba may not be the result of arm’s-length negotiations because Toshiba is also one of our principal stockholders.

We have entered into agreements with Toshiba, which also is one of our principal stockholders, relating to our purchase of flash memory from Toshiba, and we may enter into additional agreements with Toshiba and its affiliates. Although we believe that the terms in our agreements, as a whole, are no less favorable to us than could be obtained through arm’s-length dealing, these agreements include specific terms and conditions that may be different from terms contained in comparable agreements with unaffiliated third parties. In addition, because Toshiba is also one of our principal stockholders and because we have a significant relationship with Toshiba, it may be difficult or impossible for us to enforce claims that we may have against it. Although we have a significant relationship with Toshiba, we may not be able to successfully negotiate and execute future agreements, or we may not do so on terms that are beneficial to us or on terms that we currently anticipate.

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

Our ability to make scheduled payments of the principal amount of, to pay interest on or to refinance our indebtedness, including our Convertible Senior Notes (the “Notes”), depends upon our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to pay interest on our Notes, to repurchase the Notes upon a fundamental change or to settle conversions of the Notes in cash.

Our Notes bear interest semi-annually at a rate of 4.25% per year. In addition, in certain circumstances, we are obligated to pay additional interest or special interest on the Notes. If a “fundamental change” occurs, holders of the Notes may require us to repurchase all or a portion of their Notes in cash. Furthermore, if we obtain stockholder approval, upon conversion of any Notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the Notes. Any of the cash payments described above could be significant, and we may not have enough available cash or be able to obtain financing so that we can make such payments when due or to repay the indebtedness under our then outstanding credit facilities in order to be permitted to make such cash payments. Our existing credit agreement prohibits us from making any optional prepayments with respect to the Notes, which may potentially restrict our ability to make any cash payments upon conversion, and the events that would trigger a fundamental change would be default under the credit agreement, which could prohibit us from repurchasing the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. If we fail to pay interest on the Notes, repurchase the Notes when required or deliver the consideration due upon conversion, we will be in default under the indenture. A default under the indenture would be a default under our credit agreement and could lead also to a default under the agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes. Our inability to do so could result in a default on our debt obligations.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our CEO, Kevin A. DeNuccio. We also are very dependent on the services of our senior vice presidents. We could experience difficulty in integrating and retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects and operating results.

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

If our security measures are breached or unauthorized access to our data is otherwise obtained, our products may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the security of our products could be harmed, we could lose potential sales and existing customers or we could incur other liability.

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

We and our authorized service providers rely upon third-party hardware maintenance providers, which specialize in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end-customers. If our third-party repair service fails to timely and correctly resolve hardware failures, our reputation will suffer, our competitive position will be impaired and our expenses could increase. In April 2015, we entered into a three-year agreement with DecisionOne Corporation for our call center support and onsite maintenance services Either party may terminate the agreement for any reason by providing the other party 120-day notice of termination. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with our third-party repair service were to end, we would have to engage a new third party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.

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

As a public company, and particularly after we cease to be an emerging growth company, we expect to incur additional, significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to expand our internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

The accounting method for convertible notes that may be settled in cash if stockholder approval is obtained, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our Notes if we obtain stockholder approval) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the Notes would initially be valued at the fair value of a similar debt instrument that does not have an associated equity component and would be reflected as a liability in our consolidated balance sheet. The equity component of the Notes would be included in the additional paid-in capital section of our stockholder’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component. This original issue discount would be amortized to non-cash expense over the term of the Notes, and we would record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, we would report lower net income in our financial results because ASC 470-20 would require the interest expense associated with the Notes to include both the then current period’s amortization of the debt discount and the Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our Notes if we obtain stockholder approval) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share unless the conversion value of the Notes exceeds their principal amount, then, for diluted earnings per share purposes, the Notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

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

The conditional conversion feature of our Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our Notes is triggered, holders of the notes will be entitled to convert the Notes at any time during specified periods at their option. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The issuance of our Notes could affect the market price of our common stock.

The market price of our common stock could be adversely affected by possible sales of common stock by investors who view our Notes as an attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock.

Conversion of our Notes may affect the market price of our common stock.

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

Certain provisions in the indenture governing our Notes could delay or prevent an otherwise beneficial takeover or other takeover attempt of us.

Certain provisions in our Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Number		Incorporated by Reference
	Exhibit Title	Form	Exhibit No.	Filing Date	Filed Herewith

10.1#	Offer Letter between the Registrant and Said Ouissal dated May 1, 2015	8-K	10.1	5/13/2015

10.2#	Change of Control and Severance Agreement effective February 13, 2014 between the Registrant and Said Ouissal	8-K	10.2	5/13/2015

10.3#	Separation Agreement between the Registrant and Thomas G. Mitchell dated May 1, 2015	8-K	10.3	5/13/2015

10.4	First Amendment to Credit Agreement dated October 24, 2014 between the Registrant and Silicon Valley Bank	8-K	10.1	5/26/2015

10.5	Change in Registrant’s Certifying Accountant	8-K	16.1	5/6/2015

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Management Contract or Compensatory Arrangement
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: June 8, 2015	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 8, 2015	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number		Incorporated by Reference
	Exhibit Title	Form	Exhibit No.	Filing Date	Filed Herewith

10.1#	Offer Letter between the Registrant and Said Ouissal dated May 1, 2015	8-K	10.1	5/13/2015

10.2#	Change of Control and Severance Agreement effective February 13, 2014 between the Registrant and Said Ouissal	8-K	10.2	5/13/2015

10.3#	Separation Agreement between the Registrant and Thomas G. Mitchell dated May 1, 2015	8-K	10.3	5/13/2015

10.4	First Amendment to Credit Agreement dated October 24, 2014 between the Registrant and Silicon Valley Bank	8-K	10.1	5/26/2015

10.5	Change in Registrant’s Certifying Accountant	8-K	16.1	5/6/2015

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Management Contract or Compensatory Arrangement
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.