Form 10-Q
period 2015-07-31
Violin Memory Inc
filed 2015-09-09
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 3, 2015, 97,392,563 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	July 31, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,451	$93,432
Restricted cash	10,000	2,300
Short-term investments	66,707	60,483

Accounts receivable, net (including amounts due from a related party of $360 and $232 as of July 31, 2015 and January 31, 2015, respectively)	5,742	15,080
Inventory	13,002	10,322
Other current assets	3,776	5,949

Total current assets	142,678	187,566
Property and equipment, net	9,036	9,863
Intangibles and other assets	9,529	10,806

	$161,243	$208,235

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term borrowings	$13,723	$10,000

Accounts payable (including amounts due to a related party of $5 and $2,432 as of July 31, 2015 and January 31, 2015, respectively)	5,859	11,065
Accrued liabilities	14,837	18,024
Deferred revenue	15,350	15,635

Total current liabilities	49,769	54,724
Convertible senior notes	120,000	120,000
Deferred revenue	7,571	10,398
Long-term liabilities	979	1,707

Total liabilities	178,319	186,829

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 shares authorized as of July 31, 2015; no shares issued and outstanding as of July 31, 2015 and January 31, 2015	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of July 31, 2015; 96,999 and 93,872 shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively	10	9
Additional paid-in capital	494,847	482,674
Accumulated other comprehensive income	476	248
Accumulated deficit	(512,409)	(461,525)

Total stockholders’ equity (deficit)	(17,076)	21,406

	$161,243	$208,235

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)
Revenue:
Product revenue (including related party sales of $430 and $364 for the three months ended July 31, 2015 and 2014, respectively; and $1,257 and $855 for the six months ended July 31, 2015 and 2014, respectively)	$9,847	$14,188	$16,670	$26,961
Service revenue (including related party sales of $64 and $33 for the three months ended July 31, 2015 and 2014, respectively; and $100 and $1,075 for the six months ended July 31, 2015 and 2014, respectively)	5,456	4,405	10,734	9,765

Total revenue	15,303	18,593	27,404	36,726

Cost of revenue:
Cost of product revenue (including related party purchases of $311 and $343 for the three months ended July 31, 2015 and 2014, respectively; and $572 and $5,911 for the six months ended July 31, 2015 and 2014, respectively)(1)	5,872	6,934	10,102	13,600
Cost of service revenue (1)	2,831	1,971	5,552	3,869

Total cost of revenue	8,703	8,905	15,654	17,469

Gross profit	6,600	9,688	11,750	19,257

Operating expenses:
Sales and marketing (1)	13,655	15,107	27,095	31,340
Research and development (1)	10,580	12,994	22,106	28,830
General and administrative (1)	4,708	5,154	9,859	10,986
Gain on sale of PCIe product line	—	(17,448)	—	(17,448)
Restructuring charges	—	1,306	—	3,062
Litigation settlement	—	652	—	652

Total operating expenses	28,943	17,765	59,060	57,422

Loss from operations	(22,343)	(8,077)	(47,310)	(38,165)
Other expense, net	(303)	(181)	(47)	(62)
Interest and other financing expense	(1,694)	(124)	(3,444)	(292)

Loss before income taxes	(24,340)	(8,382)	(50,801)	(38,519)
Income taxes	42	30	83	36

Net loss	$(24,382)	$(8,412)	$(50,884)	$(38,555)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.09)	$(0.53)	$(0.43)

Shares used in computing net loss per share of common stock, basic and diluted	96,588	91,410	96,042	88,839

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$270	$279	$521	$458
Cost of service revenue	334	93	669	180
Sales and marketing	1,475	1,191	2,280	2,628
Research and development	1,977	1,834	3,955	6,100
General and administrative	1,902	1,419	3,794	3,090

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(24,382)	$(8,412)	$(50,884)	$(38,555)
Foreign currency translation adjustments	250	(84)	244	(195)
Unrealized holding gain (loss) on available-for-sale investments, net of tax	8	—	(16)	—

Comprehensive loss	$(24,124)	$(8,496)	$(50,656)	$(38,750)

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended July 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(50,884)	$(38,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,697	5,861
Gain on sale of PCIe product line	—	(17,448)
Provision for excess and obsolete inventory	—	606
Accretion of interest cost	878	(194)
Stock-based compensation	11,219	12,456
Changes in operating assets and liabilities:
Accounts receivable	9,338	8,995
Inventory	(2,496)	2,972
Other assets	2,058	(1,682)
Accounts payable	(5,597)	(3,589)
Accrued liabilities	(3,915)	(16,008)
Deferred revenue	(3,112)	(787)

Net cash used in operating activities	(37,814)	(47,373)

Cash flows from investing activities:
Purchase of property and equipment	(3,149)	(3,572)
Proceeds from sale of PCIe product line	—	23,000
Increase in restricted cash	(7,700)	(2,300)
Purchase of short-term investments	(41,139)	(11,214)
Maturity of short-term investments	34,915	47,195

Net cash provided by (used in) investing activities	(17,073)	53,109

Cash flows from financing activities:
Proceeds from debt and lines of credit	17,723	17,326
Repayment of debt and lines of credit	(14,000)	(7,500)
Proceeds from issuance of common stock	955	2,416
Taxes paid related to net share settlement of equity awards	—	(3,212)

Net cash provided by financing activities	4,678	9,030

Effect of exchange rates on cash and cash equivalents	228	(195)

Net increase (decrease) in cash and cash equivalents	(49,981)	14,571
Cash and cash equivalents at beginning of year	93,432	40,273

Cash and cash equivalents at end of period	$43,451	$54,844

Supplemental disclosure of other cash flow information:
Taxes paid	$15	$12
Interest paid	2,668	63
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	184	2,149
Payables related to purchases of fixed assets	391	—
Vesting of early stock option exercises	—	59

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

The Company recently introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at a lower cost than legacy enterprise-class primary storage. The Flash Storage Platform runs the Company’s Concerto OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch cluster and LUN mirroring as well as its suite of other Enterprise Data Services. With Violin’s Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with Violin’s release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass. The Company sells its products through its global direct sales force, systems vendors, resellers and other channel partners. The Company operates in a single business segment.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly state the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on April 8, 2015. The results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2016 or any other future period.

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

Restricted Cash

The Company maintains a $20.0 million line of credit with Silicon Valley Bank (“SVB”) from which the Company drew $10.0 million during the quarter ended July 31, 2015. The borrowing is collateralized by $10.0 million of cash held in an account with the same bank. The Company has recorded such collateral as restricted cash on the condensed consolidated balance sheet as of July 31, 2015.

In connection with the sale of its PCIe product line in the second quarter of fiscal 2015, the Company was obligated to maintain a balance of $2.3 million with an escrow agent for one year. The agreement expired on July 24, 2015 after which the $2.3 million was received by the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

2. Cash Equivalents and Short-Term Investments

The following is a summary of cash equivalents and short-term investments by type of instrument (in thousands):

	July 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$47,890	$13	$(25)	$47,878
Commercial paper	25,943	—	—	25,943
Money market funds	11,598	—	—	11,598
U.S. government and agency obligations	13,734	2	(3)	13,733
Municipal obligations	3	—	(3)	—

	$99,168	$15	$(31)	$99,152

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$44,705	$14	$(8)	$44,711
Commercial paper	2,997	—	—	2,997
U.S. government and agency obligations	7,807	2	(1)	7,808
Municipal obligations	4,964	3	—	4,967

	$60,473	$19	$(9)	$60,483

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

The amortized cost and fair value of investments held as of July 31, 2015 and January 31, 2015, by contractual years-to-maturity, are as follows (in thousands):

	July 31, 2015		January 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$96,481	$96,464	$60,473	$60,483
Due within one to two years	2,687	2,688	—	—

	$99,168	$99,152	$60,473	$60,483

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$20,847	$—	$20,847
Money market funds	11,598	—	—	11,598

Total cash equivalents	11,598	20,847	—	32,445

Short-term investments:
Corporate debt securities	—	47,878	—	47,878
U.S. government and agency obligations	—	13,733	—	13,733
Commercial paper	—	5,096	—	5,096

Total short-term investments	—	66,707	—	66,707

	$11,598	$87,554	$—	$99,152

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$34,395	$—	$34,395
Money market funds	24,534	—	—	24,534
Corporate debt securities	—	6,116	—	6,116

Total cash equivalents	24,534	40,511	—	65,045

Short-term investments:
Corporate debt securities	—	44,711	—	44,711
U.S. government and agency obligations	—	7,808	—	7,808
Municipal obligations	—	4,967	—	4,967
Commercial paper	—	2,997	—	2,997

Total short-term investments	—	60,483	—	60,483

	$24,534	$100,994	$—	$125,528

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There were no transfers between Level 1 and 2 during the six months ended July 31, 2015 and the year ended January 31, 2015.

Fair Value of Other Financial Instruments

Based on quoted market prices as of July 31, 2015 and January 31, 2015, the fair value of the Convertible Senior Notes (Note 13) was approximately $99.3 million and $111.9 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short-term maturities.

4. Balance Sheet Components

Accounts Receivable, Net

The following table shows the components of accounts receivable, net (in thousands):

	July 31, 2015	January 31, 2015
Accounts receivable	$6,041	$15,680
Allowance for doubtful accounts	(36)	(39)
Allowance for sales returns	(263)	(561)

	$5,742	$15,080

Inventory

The following table shows the components of inventory (in thousands):

	July 31, 2015	January 31, 2015
Raw materials	$4,552	$3,677
Finished goods	8,450	6,645

	$13,002	$10,322

Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	July 31, 2015	January 31, 2015
Laboratory equipment	$26,608	$25,589
Computer hardware and software	13,927	12,165
Leasehold improvements	707	691
Office furniture	326	326

	41,568	38,771
Less: accumulated depreciation	(32,532)	(28,908)

	$9,036	$9,863

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.2 million and $2.5 million for the three months ended July 31, 2015 and 2014, respectively, and $4.7 million and $5.9 million for the six months ended July 31, 2015 and 2014, respectively.

Intangibles and Other Assets

The following table shows the components of intangibles and other assets (in thousands):

	July 31, 2015	January 31, 2015
Purchased intellectual property	$5,577	$6,086
Deferred borrowing costs	3,244	4,032
Other	708	688

	$9,529	$10,806

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	July 31, 2015	January 31, 2015
Compensation and benefits	$5,659	$9,036
Purchase commitments	1,052	2,328
Accrued interest	1,700	1,700
Warranty	946	1,262
Restructuring charges	753	313
Professional fees	922	101
Other	3,805	3,284

	$14,837	$18,024

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s product warranty liability (in thousands):

	Six Months Ended July 31,
	2015	2014
Balance, beginning of year	$1,262	$1,223
Additions	325	712
Settlements	(641)	(690)

Balance, end of period	$946	$1,245

Restructuring

During the fourth quarter of fiscal 2014, the Company initiated a restructuring plan focused on accelerating growth and increasing operating leverage, including a reorganization of its sales, marketing and engineering functions in order to better focus on the core segments of the flash-based storage market and improve operating and financial efficiency. In connection with the Company’s restructuring activities and decision to focus on its core All Flash Array market, the Company sold its PCIe Flash Memory Card product line in July 2014 and realized proceeds of $23.0 million and a gain of $17.4 million as a result. The Company’s restructuring charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments, payments for pro-rata share of earned incentive pay and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not utilized over the remaining lease term. Other related charges primarily consist of write-off of purchased software which will not be utilized and consulting charges associated with the reorganization of the Company. A summary of the restructuring activities is as follows (in thousands):

	Severance and related charges	Excess facility charges	Other restructuring charges	Total
Balance January 31, 2014	$2,371	$511	$366	$3,248
Restructuring provision	1,185	1,810	67	3,062
Payments and other adjustments	(3,556)	(1,057)	(433)	(5,046)

Balance January 31, 2015	—	1,264	—	1,264
Payments and other adjustments	—	(108)	—	(108)

Balance July 31, 2015	$—	$1,156	$—	1,156

Less noncurrent portion				(403)

Current portion of restructuring accrual				$753

5. Convertible Senior Notes and Line of Credit

Convertible Senior Notes

On September 19, 2014, the Company issued $120.0 million aggregate principal amount of Convertible Senior Notes (the “Notes”), which included $15.0 million issued pursuant to an over-allotment option granted to the initial purchasers. The aggregate principal amount of the Notes is due on October 1, 2019, unless earlier repurchased, redeemed or converted. The Company received net proceeds of $115.4 million after deducting offering costs.

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

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of the Company’s common stock per $1,000 principal amount of Notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the Notes). As of July 31, 2015, the Notes are not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the Notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred during the quarter ended July 31, 2015. The Company was in compliance with its covenants under the Notes as of July 31, 2015.

During the time that the Notes are outstanding, the Company may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by the Company’s accounts receivable and the proceeds therefrom in a principal amount not to exceed $50.0 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150.0 million; (c) secured indebtedness secured by the Company’s intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150.0 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, the Company may incur indebtedness if (a) the Company is not in default and such additional debt would not put it into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1.

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s stockholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until stockholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120.0 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of July 31, 2015.

The deferred debt issuance costs are recorded in other assets and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term.

Silicon Valley Bank Credit Agreement

In October 2014, the Company entered into a $20.0 million secured revolving line of credit with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company had $13.7 million and $10.0 million outstanding on this facility at July 31, 2015 and January 31, 2015, respectively. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of defaults.

The debt issuance costs associated with the line of credit are reflected in other current assets and are being amortized to interest and other financing expense using the straight line method over the facility’s two-year term.

6. Equity Award and Employee Compensation Plans

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

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005, 2012 Plans as well as the Inducement Awards (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant (2)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Balances, January 31, 2015	6,614	12,649	3.35	7.25	34,255
Additional shares authorized	4,702
RSUs granted	(5,663)
RSUs cancelled/forfeited	1,967
Options granted	(2,234)	2,234	3.23
Options exercised	—	(634)	0.60
Options forfeited	301	(1,551)	0.53

Balances, July 31, 2015	5,687	12,698	$3.35

Options vested and expected to vest – July 31, 2015		5,501	$3.71	7.38	$—
Options exercisable – July 31, 2015		5,714	$2.88	7.00	$2,487

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Shares available for grant exclude inducement award forfeited.

The weighted average grant date fair value of options granted during the six months ended July 31, 2015 was $1.44 per share. The total intrinsic value of options exercised during the six months ended July 31, 2015 was $2.0 million.

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
Balance, January 31, 2015	6,849	4.71	26,299
RSUs granted	5,667	3.53
RSUs vested	(2,307)	4.62
RSUs cancelled/forfeited	(1,967)	4.43

Balance, July 31, 2015	8,242	$3.98	$19,451

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the six months ended July 31, 2015 amounted to $8.3 million.

During the six months ended July 31, 2014, 3.7 million of RSUs for which the service condition was satisfied vested in March 2014 upon satisfaction of the liquidity condition. Under net settlement procedures applicable to the March 2014 vesting dates, approximately 786,000 RSUs were withheld to cover the required withholding tax, which is based on the value of the RSU on the applicable settlement date. The remaining amounts were delivered to the recipients as shares of the Company’s common stock.

Non-employee Stock Options and Awards

For the three and six months ended July 31, 2015, the Company did not grant any options or restricted shares of common stock to non-employees. For the three and six months ended July 31, 2014, the Company granted approximately 309,000 restricted shares of common stock to non-employees.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan. Upon adoption, a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. On February 1, 2015, pursuant to the provisions of the plan, the share reserve was increased by 727,832 shares to an aggregate of 2,327,832 shares as of February 1, 2015.

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

7. Stock-Based Compensation

As of July 31, 2015, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $31.6 million. The Company expects, based upon equity awards outstanding as of July 31, 2015, to amortize $7.9 million during the remainder of fiscal 2016, $11.1 million in fiscal 2017, $7.2 million in fiscal 2018, $4.7 million in fiscal 2019 and $0.6 million in fiscal 2020. There was no capitalized stock-based compensation expense for any period presented.

Stock based compensation associated with non-employee awards was approximately $0.2 million and $0.3 million for the three months ended July 31, 2015 and 2014, respectively, and $0.2 million and $0.5 million for the six months ended July 31, 2015 and 2014, respectively.

8. Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended July 31, 2015 and 2014 was $42,000 and $30,000, respectively, and $83,000 and $36,000 for the six months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of July 31, 2015, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

9. Commitments and Contingencies

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

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming as defendants the Company, a number of the Company’s present or former directors and officers, and the underwriters of the Company’s September 27, 2013 initial public offering (the “IPO”). The four complaints were consolidated into a single, putative class action, and co-lead plaintiffs were appointed by the court. On March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of the Company’s common stock issued in the IPO. The complaint sought damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one category of alleged omissions, and gave plaintiffs the opportunity to amend the complaint. On November 21, 2014, the plaintiffs filed an amended consolidated complaint and, in so doing, chose not to amend their claims against the Company or the present or former directors and officers. On April 30, 2015, the court issued an order granting in part the defendants’ motions to dismiss the amended consolidated complaint. The court’s order dismissed all except two categories of claims against the Company and the present or former directors and officers of the Company and certain claims against the underwriters. On May 6, 2015, the plaintiffs filed a second amended consolidated complaint. On May 20, 2015, the Company and the present and former directors and officers filed an answer to the second amended consolidated complaint denying the material allegations of the complaint and alleging numerous affirmative defenses to the remaining claims. The case is now in the discovery phase of the litigation.

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

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 31, 2015 and January 31, 2015.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Future minimum lease payments under the Company’s operating leases as of July 31, 2015, are as follows (in thousands):

Fiscal years ending January 31:	Amount
2016 (remainder of)	$1,969
2017	3,716
2018	294

$5,979

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for materials when received by the contract manufacturer and services once they are completed. As of July 31, 2015, the Company had approximately $8.5 million of outstanding purchase commitments to such contract manufacturer and other vendors.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California. The Company recognized $0.3 million and nil in advertising expenses related to this agreement for the three months ended July 31, 2015 and 2014, respectively, and $0.6 million and nil for the six months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, the Company had approximately $15.8 million of outstanding commitments under this arrangement.

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

10. Related Party Transactions

Toshiba

As of July 31, 2015, Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively Toshiba), owned 9.2 million shares of the Company’s common stock, or approximately 9% of the Company’s total common stock outstanding.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba. The Sales Agreement with Toshiba expired in June 2014 and automatically renews for successive one-year periods unless terminated by either party. The Company purchased $5,000 and $0.3 million of NAND flash memory from Toshiba during the three months ended July 31, 2015 and 2014, respectively, and $5.4 million and $5.9 million for the six months ended July 31, 2015 and 2014, respectively.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16.0 million. The $16.0 million prepayment consisted of $8.0 million for services to be performed for the development of the PCIe cards and $8.0 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company recognized $1.0 million of service revenue related to development services performed under the agreement for both the three and six months ended July 31, 2014. The agreement was terminated in May 2014.

In addition to the development agreement, the Company recognized revenue of $0.4 million and $0.4 million related to the sale of All Flash Arrays and services to Toshiba during the three months ended July 31, 2015 and 2014, respectively, and $0.9 million and $0.9 million during the six months ended July 31, 2015 and 2014, respectively.

Other

In April 2015, the Company sold $0.7 million of product and services to First Solar, Inc. Mr. Antoun, a member of the Company’s Board of Directors, is the Chief Operating Officer of First Solar, Inc. The Company recognized revenue of $0.3 million and $0.5 million related to the sale of All Flash Arrays and services to First Solar during the three and six months ended July 31, 2015, respectively. The Company had no sales to First Solar in the three or six months ended July 31, 2014.

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue:
Americas:
United States	$9,857	$12,443	$18,031	$21,945
Other Americas	29	34	61	331

	9,886	12,477	18,092	22,276

Europe:
United Kingdom	1,602	599	2,701	1,680
Other Europe	1,680	3,070	2,187	6,563

	3,282	3,669	4,888	8,243

Asia Pacific:	2,135	2,447	4,424	6,207

	$15,303	$18,593	$27,404	$36,726

	July 31, 2015	January 31, 2015
Property and Equipment, Net:
United States	$8,761	$9,653
Europe	115	204
Asia Pacific	160	6

	$9,036	$9,863

Customer Concentration

For the three months ended July 31, 2015, one customer represented 30% of revenue. For the six months ended July 31, 2015, one customer represented 18% of revenue. For the three months ended July 31, 2014, two customers represented 13% and 10% of revenue. No customer accounted for more than 10% of revenue in the six months ended July 31, 2014.

Revenue from the Company’s five largest customers for the three months ended July 31, 2015 and 2014 was 48% and 42%, respectively, and 36% and 30% during the six months ended July 31, 2015 and 2014, respectively. As a consequence of the limited number of customers and the concentrated nature of their purchases, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

At July 31, 2015, three customers represented 21%, 20% and 19% of the net accounts receivable balance. At January 31, 2015, one customer represented 19% of accounts receivable. No other customers accounted for more than 10% of the accounts receivable balance at July 31, 2015 and January 31, 2015.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(24,382)	$(8,412)	$(50,884)	(38,555)

Denominator:
Weighted-average common shares outstanding	96,588	91,432	96,042	88,879
Less: Weighted-average unvested common shares subject to repurchase	—	22	—	40

Weighted-average shares used to compute net loss per share, basic and diluted	96,588	91,410	96,042	88,839

Net loss per share, basic and diluted	$(0.25)	$(0.09)	$(0.53)	$(0.43)

The following potential common stock equivalents that could potentially dilute net loss per share in the future were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Convertible preferred stock (on an as converted basis)	21,.352	—	21,352	—
Shares subject to outstanding common stock options and restricted stock units	20,940	20,678	20,940	20,678
Common stock warrants	164	84	164	84
Common stock subject to repurchase	—	11	—	11

	42,456	20,773	42,456	20,773

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

We primarily market and sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. As of July 31, 2015, we had 148 sales and marketing employees worldwide as well as over 100 channel partners, including Arrow, Commtech Innovative Solutions, Dell, ePlus, Fujitsu, OnX and Mainline Information Systems, covering over 30 countries. As of July 31, 2015, we believe our All Flash Arrays have been deployed by over 375 end-customers. We and our authorized service providers also sell support services to our end-customers.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 48% and 42% for the three months ended July 31, 2015 and 2014, respectively, and 36% and 30% during the six months ended July 31, 2015 and 2014, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 64% and 67% for the three months ended July 31, 2015 and 2014, respectively, and 66% and 60% for the six months ended July 31, 2015 and 2014, respectively.

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

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through debt and equity financings. As of July 31, 2015, we had an accumulated deficit of $512.4 million. In February 2014, we announced a strategic restructuring plan designed to accelerate our growth and increase our operating leverage. The restructuring plan included three elements: a reorganization of our sales and marketing functions to align our resources around a more partner and channel-centric go-to-market model; a realignment of our engineering resources to concentrate our efforts on core product areas while reducing or eliminating investments in non-core areas; and a review of strategic alternatives for our PCIe Flash Memory Card product line.

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

We had revenue of $15.3 million and $18.6 million for the three months ended July 31, 2015 and 2014, respectively, and $27.4 million and $36.7 million for the six months ended July 31, 2015 and 2014, respectively. Our headcount was 339 as of July 31, 2015 compared to 329 as of January 31, 2015 and 328 as of July 31, 2014. We had a net loss of $24.4 million and $8.4 million for the three months ended July 31, 2015 and 2014, respectively, and $50.9 million and $38.6 million for the six months ended July 31, 2015 and 2014, respectively.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel-related expenses, consulting expenses associated with sales and marketing activities and allocated facilities costs. Due to the time we invest in training efforts, our sales personnel are typically not immediately productive, and therefore, the increase in sales and marketing expenses is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could cause our future period-to-period financial performance to fluctuate. We have generated a larger percentage of our sales from direct sales or through resellers with whom we will be directly involved in the sales process with the end-customer. This type of selling typically requires greater involvement of our direct sales force than sales to systems vendors and may increase our sales and marketing expense as a percentage of revenue. We are focused on improving the productivity of our direct sales teams. In addition, we continue to work with our technology partners on joint solutions and to develop go-to-market capabilities through channel partners. To the extent we are successful, these activities will provide incremental sales leverage to our existing direct selling efforts.

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

Other Expense, Net

Other expense, net primarily consists of foreign currency gains and losses.

Interest and Other Financing Expense

Interest and other financing expense consists of interest on our Convertible Senior Notes (the “Notes”) and revolving debt as well as amortization of deferred issuance costs associated with the securities.

Provision for Income Taxes

From inception through July 31, 2015, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2015, we had approximately $232.7 million and $87.7 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)
Revenue:
Product revenue	$9,847	$14,188	$16,670	$26,961
Service revenue	5,456	4,405	10,734	9,765

Total revenue	15,303	18,593	27,404	36,726

Cost of revenue:
Cost of product revenue (1)	5,872	6,934	10,102	13,600
Cost of service revenue (1)	2,831	1,971	5,552	3,869

Total cost of revenue	8,703	8,905	15,654	17,469

Gross profit	6,600	9,688	11,750	19,257

Operating expenses:
Sales and marketing (1)	13,655	15,107	27,095	31,340
Research and development (1)	10,580	12,994	22,106	28,830
General and administrative (1)	4,708	5,154	9,859	10,986
Gain on sale of PCIe product line	—	(17,448)	—	(17,448)
Restructuring charges	—	1,306	—	3,062
Litigation settlement	—	652	—	652

Total operating expenses	28,943	17,765	59,060	57,422

Loss from operations	(22,343)	(8,077)	(47,310)	(38,165)
Other expense, net	(303)	(181)	(47)	(62)
Interest and other financing expense	(1,694)	(124)	(3,444)	(292)

Loss before income taxes	(24,340)	(8,382)	(50,801)	(38,519)
Income taxes	42	30	83	36

Net loss	$(24,382)	$(8,412)	$(50,884)	$(38,555)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.09)	$(0.53)	$(0.43)

Shares used in computing net loss per share of common stock, basic and diluted	96,588	91,410	96,042	88,839

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$270	$279	$521	$458
Cost of service revenue	334	93	669	180
Sales and marketing	1,475	1,191	2,280	2,628
Research and development	1,977	1,834	3,955	6,100
General and administrative	1,902	1,419	3,794	3,090

	$5,958	$4,816	$11,219	$12,456

Comparison of the Three Months Ended July 31, 2015 and 2014

Revenue

	Three Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Revenue:
Product revenue	$9,847	$14,188	$(4,341)	(31%)
Service revenue	5,456	4,405	1,051	24%

Total revenue	$15,303	$18,593	$(3,290)	(18%)

Revenue decreased $3.3 million to $15.3 million for the three months ended July 31, 2015 as compared to $18.6 million for the three months ended July 31, 2014. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. We recognized $5.9 million of revenue from sales of our FSP products and $3.7 million from our 6000 Series products in the second quarter of fiscal 2016 compared to $13.9 million from our 6000 Series product in the second quarter of fiscal 2015.

The decrease in product revenue was offset by an increase in service revenue of $1.1 million due to the continued growth in our installed base over the year.

Revenue from our five largest customers for the three months ended July 31, 2015 and 2014 was 48% and 42% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Cost of revenue:
Cost of product revenue	$5,872	$6,934	$(1,062)	(15%)
Cost of service revenue	2,831	1,971	860	44%

Total cost of revenue	8,703	8,905	(202)	(2%)

Gross profit	$6,600	$9,688	$(3,088)	(32%)

Product gross margin	40%	51%
Service gross margin	48%	55%
Total gross margin	43%	52%

Cost of revenue decreased $0.2 million to $8.7 million for the three months ended July 31, 2015 from $8.9 million for the three months ended July 31, 2014, primarily due to a lower product margin partially offset by lower revenue. Product gross margin declined from 51% in the second quarter of fiscal 2015 to 40% in the second quarter of fiscal 2016 primarily due to greater discounting on our remaining 6000 Series products as we transition to the new FSP product line and the effect of our “pay-as-you-grow” model. Under the “pay-as-you-grow” pricing model, we sell a fraction of the capacity of the array being delivered. As the customers’ storage requirements increase, we sell them additional capacity over time as a capacity upgrade. Upon the initial shipment, we expense the cost of the entire array, which initially decreases product gross margin. Since the array has been expensed, the future upgrades will be at 100% gross margin.

Service gross margin declined from 55% in the second quarter of fiscal 2015 to 48% in the second quarter of fiscal 2016 primarily due to an increase in stock-based compensation expense and our continued investment in our support infrastructure causing support costs to increase at a faster rate than the growth of our installed base.

Operating Expenses

	Three Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Operating expenses:
Sales and marketing	$13,655	$15,107	$(1,452)	(10%)
Research and development	10,580	12,994	(2,414)	(19%)
General and administrative	4,708	5,154	(446)	(9%)
Gain on sale of PCIe product line	—	(17,448)	17,448	*
Restructuring charges	—	1,306	(1,306)	*
Litigation settlement	—	652	(652)	*

Total operating expenses	$28,943	$17,765	$11,178	63%

*	Not meaningful

Sales and marketing expenses decreased $1.5 million to $13.6 million for the three months ended July 31, 2015 from $15.1 million for the three months ended July 31, 2014. The decrease was primarily due to a decrease in commissions of $0.8 million due to the lower sales in the second quarter of fiscal 2016 compared to the year-ago period. In addition, depreciation decreased by $0.9 million as a significant amount of our 6000 Series product demonstration units were fully depreciated. These decreases were partially offset by increases in stock-based compensation expense of $0.3 million and recruiting fees of $0.1 million.

Research and development expenses decreased by $2.4 million to $10.6 million for the three months ended July 31, 2015 from $13.0 million for the three months ended July 31, 2014. The decrease was primarily due to a decrease in expensed engineering materials of $1.6 million reflecting expenditures in the second quarter of fiscal 2015 towards the development of our new 7000 Series product. In addition, personnel-related expenses decreased $0.8 million as we had an average of 121 research and development employees during the three months ended July 31, 2015 compared to 136 for the year-ago period

General and administrative expenses decreased $0.5 million to $4.7 million for the three months ended July 31, 2015 from $5.2 million for the three months ended July 31, 2014. The decrease is primarily related to lower incentive compensation of $0.5 million, consulting fees of $0.3 million and legal fees of $0.1 million. These decreases was partially offset by an increase in stock-based compensation expenses of $0.5 million.

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

Comparison of the Six Months Ended July 31, 2015 and 2014

Revenue

	Six Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Revenue:
Product revenue	$16,670	$26,961	$(10,291)	(38%)
Service revenue	10,734	9,765	969	10%

Total revenue	$27,404	$36,726	$(9,322)	(25%)

Revenue decreased $9.3 million to $27.4 million for the six months ended July 31, 2015 as compared to $36.7 million for the six months ended July 31, 2014. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. We recognized $8.6 million of revenue from sales of our FSP products and $7.9 million from our 6000 Series products in the first half of fiscal 2016 compared to $26.4 million from our 6000 Series product in the first half of fiscal 2015.

Service revenue increased by $1.0 million and comprised of an increase of $2.0 million in recurring service revenue due to the continued growth in our installed base over the year, offset by a decrease of $1.0 million associated with PCIe development services provided to Toshiba in the first quarter of last year. The PCIe development service agreement was terminated in May 2014.

Revenue from our five largest customers for the six months ended July 31, 2015 and 2014 was 36% and 30% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Cost of revenue:
Cost of product revenue	$10,102	$13,600	$(3,498)	(26%)
Cost of service revenue	5,552	3,869	1,683	43%

Total cost of revenue	15,654	17,469	(1,815)	(10%)

Gross profit	$11,750	$19,257	$(7,507)	(39%)

Product gross margin	39%	50%
Service gross margin	48%	60%
Total gross margin	43%	52%

Cost of revenue decreased $1.8 million to $15.7 million for the six months ended July 31, 2015 from $17.5 million for the six months ended July 31, 2014, primarily due to lower revenue. Gross margin decreased to 43% for the six months ended July 31, 2015 as compared to 52% for the year-ago period. Product gross margin declined from 50% in the first half of fiscal 2015 to 39% in the first half of fiscal 2016 primarily due to higher sales under our pay-as-you-grow model as well as greater discounting on our remaining 6000 Series products as we transition to the new FSP product line.

Service gross margin declined from 60% in the first half of fiscal 2015 to 48% in the first half of fiscal 2016 primarily due to the $1.0 million reduction of services provided to Toshiba last year at nearly 100% gross margin and our support costs increasing at a faster rate than the growth of our installed base and an increase in stock-based compensation of $0.5 million.

Operating Expenses

	Six Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Operating expenses:
Sales and marketing	$27,095	$31,340	$(4,245)	(14%)
Research and development	22,106	28,830	(6,724)	(23%)
General and administrative	9,859	10,986	(1,127)	(10%)
Gain on sale of PCI product line	—	(17,448)	17,448	*
Restructuring charges	—	3,062	(3,062)	*
Litigation settlement	—	652	(652)	*

Total operating expenses	$59,060	$57,422	$1,638	3%

*	Not meaningful

Sales and marketing expenses decreased $4.2 million to $27.1 million for the six months ended July 31, 2015 from $31.3 million for the six months ended July 31, 2014. The decrease was primarily due to a decrease in personnel-related expenses of $4.3 million, including a reduction of salaries of $2.0 million due to lower staffing levels and a reduction of $1.8 million in commissions due to the lower sales in the first half of fiscal 2016 compared to the year-ago period. We had an average of 145 sales and marketing employees during the six months ended July 31, 2015 as compared to 160 for the year-ago period. In addition, depreciation expenses decreased by $0.9 million as a significant amount of our 6000 Series product demonstration units were fully depreciated. Travel expenses decreased $0.5 million due to our continued management of travel costs, including limiting non-essential travel. These decreases were partially offset by an increase in marketing-related expenses of $1.3 million due to various marketing and advertising campaigns held in the first half of fiscal 2016 that were not held in the first half of fiscal 2015.

Research and development expenses decreased by $6.7 million to $22.1 million for the six months ended July 31, 2015 from $28.8 million for the six months ended July 31, 2014. The decrease was primarily due to reductions in personnel-related costs, including stock-based compensation of $3.7 million, expensed engineering materials of $2.2 million reflecting expenditures in the first half of fiscal 2015 towards the development of our new 7000 Series product, depreciation of $0.5 million and outside service costs of $0.5 million. We had an average of 124 research and development employees during the six months ended July 31, 2015 as compared to 151 for the year-ago period, including the transfer of the 30 employees from our PCIe product line that we sold during second quarter of fiscal 2015.

General and administrative expenses decreased $1.1 million to $9.9 million for the six months ended July 31, 2015 from $11.0 million for the six months ended July 31, 2014. The decrease was primarily due to lower legal expenses of $1.2 million as there has been a reduction in legal matters as compared to last year. In addition, consulting expenses decreased by $0.4 million due to expenditures in the second quarter of fiscal 2015 associated with certain projects we undertook in the prior year. These decreases were partially offset by an increase of stock-based compensation expense of $0.7 million.

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

For the six months ended July 31, 2014, we recognized restructuring charges of $3.1 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focuses on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the second half of fiscal 2015, we incurred severance expenses related to our restructuring activities of excess facility charges of $1.8 million, severance expenses of $1.2 million and other related expenses of $0.1 million. With the closing of the transaction with SK Hynix, we completed our restructuring plan.

In August 2014, we entered into a settlement agreement with Savvian whereby we agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. We had previously accrued professional fees of $1.8 million associated with an equity financing. As such, we accrued a litigation settlement of $0.7 million as a result of the settlement during the second half of fiscal 2015.

Interest and Other Financing Expense

Interest and other financing expense for the three and six months ended July 31, 2015 consists primarily of interest on our Notes of $1.3 million and $2.6 million, respectively, and amortization of debt issuance costs of $0.4 million and $0.8 million, respectively. This compares to financing expense of $$0.1 million and $0.3 million associated with draws on our line of credit and interest paid to a vendor in the three and six months ended July 31, 2014.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of July 31, 2015, our principal sources of liquidity were our cash, cash equivalents, restricted cash and short-term investments of $120.2 million and accounts receivable of $5.7 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120.0 million of Notes, which included $15.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In October 2014, we entered into a $20.0 million secured revolving line of credit with Silicon Valley Bank, or SVB. Our obligations under the agreement are secured by a first priority security interest in our accounts receivable and the proceeds therefrom. The balance outstanding related to this facility is $13.7 million and $10.0 million as of July 31, 2015 and January 31, 2015, respectively.

Cash Flow Analysis

	Six Months Ended July 31,		Change
	2015	2014	$	%
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(37,814)	$(47,373)	$9,559	(20%)
Investing activities	(17,073)	53,109	(70,182)	(132%)
Financing activities	4,678	9,030	(4,352)	(48%)

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the six months ended July 31, 2015 was $37.8 million. For the six months ended July 31, 2015, our operating cash flow consisted primarily of our net loss of $50.9 million offset by depreciation and amortization of $4.7 million and stock-based compensation of $11.2 million. Inventory increased by $2.5 million due to purchases in preparation of a ramp in sales of our 7000 Series All Flash Arrays while accounts payable and accruals decreased by $5.6 million and $3.9 million, respectively, due to settlement of various liabilities including a last time buy of raw materials, bonuses and interest on the convertible note. Deferred revenue decreased by $3.1 million due to lower sales in the quarter and recognition of previously deferred amounts to revenue. Accounts receivable decreased $9.3 million due to lower sales and revenue being more linear during the second quarter of fiscal 2016 while other assets decreased $2.1 million due to amortization of prepaids and deferred debt issuance costs.

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

Investing Activities

Cash used in investing activities for the six months ended July 31, 2015 was $17.1 million attributable to purchases of short-term investments of $41.1 million offset by maturities of short-term investments of $34.9 million. In addition, we purchased property and equipment of $3.1 million and increased restricted cash balances by $7.7 million.

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

Financing Activities

Cash flows provided by financing activities for the six months ended July 31, 2015 was $4.7 million and primarily includes net proceeds from the Company’s line of credit of $3.7 million and proceeds from issuance of common stock of $1.0 million.

Cash flows from financing activities for the six months ended July 31, 2014 was $9.0 million and primarily includes net proceeds from borrowings on the Company’s line of credit financing of $7.5 million, proceeds on the product financing arrangement of $2.3 million and proceeds from issuance of common stock of $2.4 million, offset by net taxes paid related to net share settlement of equity awards of $3.2 million primarily related to employees prior to our IPO “lock-up” expiration.

Future Capital Requirements

As of July 31, 2015, we have cash, cash equivalents, restricted cash and short-term investments of $120.2 million. For the six months ended July 31, 2015, cash used in operations was primarily funded through our issuance of equity and debt. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in businesses, technologies or other assets.

In October 2014, we entered into a $20.0 million secured revolving credit facility with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of default. As of July 31, 2015, we had $13.7 million outstanding on the line of credit.

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

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50.0 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150.0 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150.0 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50.0 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of July 31, 2015.

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

Contractual Obligations

The following summarizes our contractual obligations as of July 31, 2014 (in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Facility operating lease commitments	$5,979	$3,887	$2,092	$—	$—
Purchase commitments (1)	24,290	10,290	5,250	5,250	3,500

Total	$30,269	$14,177	$7,342	$5,250	$3,500

(1)	Includes the following (See Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements):

•	non-cancelable purchase orders for raw materials inventory and others

•	all amounts we are obligated to pay under our sponsorship agreement with the Forty Niners SC Stadium Company LLC;

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and short-term money market funds held by large United States commercial banks. Due to the short-term nature of these instruments, the fair value of our portfolio is relatively insensitive to interest rate changes. Declines in interest rates, however, would reduce future interest income. During the three and six months ended July 31, 2015 and 2014, a hypothetical 10% change in interest rates would not have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming us and a number of our present or former directors and officers, and the underwriters of our September 27, 2013 initial public offering (the “IPO”). The four complaints were consolidated into a single, putative class action, and co-lead plaintiffs were appointed by the court. On March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of our common stock issued in the IPO. The complaint sought damages in an unspecified amount and other relief. On April 18, 2014, the defendants filed motions to dismiss the complaint. On October 31, 2014, the court granted in part and denied in part defendants’ motions to dismiss. The court’s order dismissed all except one category of alleged omissions, and gave plaintiffs the opportunity to amend the complaint. On November 21, 2014, the plaintiffs filed an amended consolidated complaint and, in so doing, chose not to amend their claims against us or our present or former directors and officers. On April 30, 2015, the court issued an order granting in part the defendants’ motions to dismiss the amended consolidated complaint. The court’s order dismissed all except two categories of claims against us and our present or former directors and officers and certain claims against the underwriters. On May 6, 2015, the plaintiffs filed a second amended consolidated complaint. On May 20, 2015, we and our present and former directors and officers filed an answer to the second amended consolidated complaint denying the material allegations of the complaint and alleging numerous affirmative defenses to the remaining claims. The case is now in the discovery phase of the litigation.

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

We intend to continue to defend ourselves vigorously in both securities actions.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our Report on Form 10-Q for the first quarter of fiscal year 2016, which was filed with the SEC on June 9, 2015. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our All Flash Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue result for our first and second quarters of fiscal 2016 and fourth quarter of fiscal 2015 was below the guidance we provided the previous quarter. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through July 31, 2015, and we have an accumulated deficit of $512.4 million as of July 31, 2015. We expect to incur net losses for at least the next twelve months as we continue to increase our expenses in order to position us to grow our business. Through July 31, 2015, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability, we may not be able to sustain it. Our ability to continue as a going concern is dependent upon our achieving profitability or obtaining the necessary financing to fund our operations.

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

Our revenue and our revenue growth rates achieved in prior periods may not be indicative of our future revenue or revenue growth rates. While we experienced significant revenue growth rates in the years ended January 31, 2014 and 2013, we did not achieve a similar revenue growth rate for the year ended January 31, 2015. For example, our revenue for the first quarter of fiscal 2016 and 2015 declined by approximately $8.4 million and $9.9 million, respectively, as compared to the fourth quarter of fiscal 2015 and 2014, respectively. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth.

Our future operating results will depend upon our ability to manage successfully our anticipated expansion and growth.

Our future operating results depend to a large extent on our ability to manage successfully our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in the development of the all flash array market;

•	compete effectively in the primary storage market with our new Flash Storage Platform, including our Concerto OS 7 operating system software;

•	maintain our direct sales force as well as grow and expand our relationships with key customers, systems vendors and technology partners;

•	expand our channel relationships and successfully execute our channel strategy;

•	forecast and control expenses;

•	recruit, hire, train and manage additional research and development, and sales and marketing personnel;

•	expand our customer support capabilities on a global basis;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels, including trial deployments of systems;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

We expect that potential future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs to support this anticipated growth prior to realizing any benefits, and the return on these investments may be lower, or may develop more slowly, than we expect or may be nonexistent. If we are unable to manage our anticipated growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which would adversely affect our business and operating results.

Our customers’ and potential customer’s decisions to purchase our products and services may be influenced by our financial results.

Our customers and potential customers may consider our financial results in deciding whether to purchase our products and services. To the extent that customers and potential customers view our financial results negatively, they may decide not to purchase our products and services, or to purchase less, or to delay their purchases, or to demand terms that are not favorable to us, any of which would adversely affect our business and operating results.

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

We rely on our key engineering, technical, sales and management employees to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend to a significant degree on the skills and continued services of many of our engineering, technical, sales and management employees. In addition, we are highly dependent on the services of our CEO, Kevin A. DeNuccio. We also are very dependent on the services of our senior vice presidents. We could experience difficulty in integrating and retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects and operating results.

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

We are attempting to develop relationships with more vendor customers incorporating our products into their vertically integrated appliances and data storage systems and these systems vendors’ sales efforts. Any failure to grow our systems vendor sales and maintain relationships with systems vendors or systems integrators could adversely affect our business, operating results and financial condition.

From time to time, sales of products to systems vendors may represent a significant portion of our revenue. In some cases, our products must be designed into the systems vendor’s products. If that fails to occur for a given product line of a systems vendor, we would likely be unable to sell our products to that systems vendor for that product line during the life cycle of that product. Even if a systems vendor integrates one or more of our products into its solutions, we cannot assure that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our systems vendor customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these systems vendors.

Moreover, our systems vendor and systems integrator customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with systems vendor and systems integrator customers for a number of reasons, including because of their relationships with our competitors or prospective competitors. In addition, there may be competing incentives that may not motivate their internal sales forces to promote our products. Systems vendors and systems integrators also may develop their own products which compete with ours and may determine not to use our products. If we are unable to grow our sales to systems vendors, if our system vendor customers’ systems incorporating our products are not commercially successful, if our products are not designed into a given systems vendor product cycle or into a systems integrator’s solution or if our systems vendor customers significantly reduce, cancel or delay their orders with us, our revenue would suffer and our business, operating results and financial condition could be materially adversely affected.

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

In certain markets, we rely on systems vendors and resellers to sell our products in markets where we do not have a direct sales force, and on authorized service providers to service and support our products in markets where we do not have direct customer service personnel. Any disruptions to, or failure to develop and manage, our relationships with systems vendors, resellers and authorized service providers could have an adverse effect on our customer relationships and on our ability to increase revenue.

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

We have recently begun to grow our business internationally. Through July 31, 2015, we had 148 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $1.55 to $7.98 per share through September 3, 2015. Some of the factors affecting our volatility include:

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

Not applicable.

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

VIOLIN MEMORY, INC.

Dated: September 9, 2015	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 9, 2015	By:	/s/ Cory J. Sindelar
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