Form 10-Q
period 2015-10-31
Violin Memory Inc
filed 2015-12-04
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 2, 2015, 98,401,046 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	October 31, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,613	$93,432
Restricted cash	10,000	2,300
Short-term investments	56,272	60,483
Accounts receivable, net	9,512	15,080
Inventory	12,258	10,322
Other current assets	4,883	5,949

Total current assets	122,538	187,566
Property and equipment, net	9,810	9,863
Intangibles and other assets	8,996	10,806

	$141,344	$208,235

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term borrowings	$13,894	$10,000
Accounts payable	6,361	11,065
Accrued liabilities	13,942	18,024
Deferred revenue, current	15,125	15,635

Total current liabilities	49,322	54,724
Convertible senior notes	120,000	120,000
Deferred revenue	7,090	10,398
Long-term liabilities	658	1,707

Total liabilities	177,070	186,829

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 shares authorized as of October 31, 2015; no shares issued and outstanding as of October 31, 2015 and January 31, 2015	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of October 31, 2015; 97,919 and 93,872 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively	10	9
Additional paid-in capital	498,886	482,674
Accumulated other comprehensive income	455	248
Accumulated deficit	(535,077)	(461,525)

Total stockholders’ equity (deficit)	(35,726)	21,406

	$141,344	$208,235

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Unaudited)
Revenue:
Product revenue	$6,326	$16,887	$22,996	$43,848
Service revenue	6,213	4,842	16,947	14,607

Total revenue	12,539	21,729	39,943	58,455

Cost of revenue:
Cost of product revenue (1)	3,383	8,477	13,485	22,077
Cost of service revenue (1)	2,785	2,099	8,337	5,968

Total cost of revenue	6,168	10,576	21,822	28,045

Gross profit	6,371	11,153	18,121	30,410

Operating expenses:
Sales and marketing (1)	14,049	15,660	41,144	47,000
Research and development (1)	10,110	12,537	32,216	41,367
General and administrative (1)	3,456	4,890	13,315	15,876
Gain on sale of PCIe product line	—	—	—	(17,448)
Restructuring charges	—	—	—	3,062
Litigation settlement	—	—	—	652

Total operating expenses	27,615	33,087	86,675	90,509

Loss from operations	(21,244)	(21,934)	(68,554)	(60,099)
Other income (expense), net	126	(427)	79	(489)
Interest and other financing expense	(1,649)	(1,122)	(5,093)	(1,414)

Loss before income taxes	(22,767)	(23,483)	(73,568)	(62,002)
Provision for (benefit from) income taxes	(98)	44	(15)	80

Net loss	$(22,669)	$(23,527)	$(73,553)	$(62,082)

Net loss per share of common stock, basic and diluted	$(0.23)	$(0.25)	$(0.76)	$(0.69)

Shares used in computing net loss per share of common stock, basic and diluted	97,556	92,373	96,552	90,292

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$232	$156	$753	$614
Cost of service revenue	383	210	1,052	390
Sales and marketing	786	1,291	3,066	3,919
Research and development	1,582	1,735	5,537	7,835
General and administrative	1,052	1,861	4,846	4,951

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(22,669)	$(23,527)	$(73,553)	$(62,082)

Foreign currency translation adjustments	(22)	(80)	222	(120)
Unrealized holding gain (loss) on investments, net of tax	1	(14)	(15)	19

Other comprehensive income (loss)	(21)	(94)	207	(101)

Comprehensive loss	$(22,690)	$(23,621)	$(73,346)	$(62,183)

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended October 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(73,553)	$(62,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,655	8,368
Gain on sale of PCIe product line	—	(17,448)
Provision for excess and obsolete inventory	—	1,033
Accretion of debt issuance costs to interest expense	1,287	541
Stock-based compensation	15,254	17,709
Changes in operating assets and liabilities:
Accounts receivable	5,568	2,516
Inventory	(1,800)	10,409
Other assets	911	(3,001)
Accounts payable	(5,313)	(9,675)
Accrued liabilities	(5,131)	(16,462)
Deferred revenue	(3,818)	1,590

Net cash used in operating activities	(59,940)	(66,502)

Cash flows from investing activities:
Purchase of property and equipment	(5,451)	(8,474)
Proceeds from sale of PCIe product line	—	23,000
Increase in restricted cash	(7,700)	(2,300)
Purchase of short-term investments	(49,913)	(35,261)
Sale of short-term investments	1,500	—
Maturity of short-term investments	52,607	54,222

Net cash provided by (used in) investing activities	(8,957)	31,187

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	115,397
Proceeds from debt and line of credit, net of facility set-up costs	31,617	36,776
Repayment of debt and line of credit	(27,723)	(26,395)
Proceeds from issuance of common stock	962	3,371
Taxes paid related to net share settlement of equity awards	—	(3,872)

Net cash provided by financing activities	4,856	125,277

Effect of exchange rates on cash and cash equivalents	222	(101)

Net increase (decrease) in cash and cash equivalents	(63,819)	89,861
Cash and cash equivalents at beginning of year	93,432	40,273

Cash and cash equivalents at end of period	$29,613	$130,134

Supplemental disclosure of other cash flow information:
Taxes paid	$18	$42
Interest paid	5,225	312
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	136	484
Payables related to purchases of fixed assets	609	2,130
Settlement of liabilities through stock issuance	—	1,420

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

The Company recently introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at a lower cost than legacy enterprise-class primary storage. The Flash Storage Platform runs the Company’s Concerto OS 7, a single operating system with integrated continuous data protection, in-line block de-duplication and compression, stretch cluster and LUN mirroring as well as its suite of other Enterprise Data Services. With Violin’s Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with Violin’s release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass. The Company sells its products through its global direct sales force, systems vendors, resellers and other channel partners. The Company operates as a single business segment.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly state the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on April 8, 2015. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2016 or any other future period.

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

Gains and losses from foreign currency transactions are included in other income (expense), net and have not been material for all periods presented. Foreign currency translation adjustments are included in other comprehensive loss.

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

Restricted Cash

The Company maintains a $20.0 million line of credit with Silicon Valley Bank (“SVB”) from which the Company drew $10.0 million during the quarter ended October 31, 2015. The borrowing is collateralized by $10.0 million of cash held in an account with the same bank. The Company has recorded such collateral as restricted cash on the condensed consolidated balance sheet as of October 31, 2015.

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

In July 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory, which replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU requires prospective adoption and will be effective for the Company beginning in our first quarter of 2018 with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in our first quarter of 2017. Early adoption is permitted. The adoption of this guidance would have resulted in the reduction of other long-term assets and the convertible senior notes liability as of January 31, 2015 and October 31, 2015 by approximately $4.0 million and $2.9 million, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$8,500	$—	$8,500
Money market funds	11,030	—	—	11,030

Total cash equivalents	11,030	8,500	—	19,530

Short-term investments:
Corporate debt securities	—	39,009	—	39,009
U.S. government and agency obligations	—	12,168	—	12,168
Commercial paper	—	5,095	—	5,095

Total short-term investments	—	56,272	—	56,272

	$11,030	$64,772	$—	$75,802

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Commercial paper	$—	$34,395	$—	$34,395
Money market funds	24,534	—	—	24,534
Corporate debt securities	—	6,116	—	6,116

Total cash equivalents	24,534	40,511	—	65,045

Short-term investments:
Corporate debt securities	—	44,711	—	44,711
U.S. government and agency obligations	—	7,808	—	7,808
Municipal obligations	—	4,967	—	4,967
Commercial paper	—	2,997	—	2,997

Total short-term investments	—	60,483	—	60,483

	$24,534	$100,994	$—	$125,528

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, treasury bills, corporate debt securities and municipal obligations are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There were no transfers between Level 1 and 2 during the nine months ended October 31, 2015 and the year ended January 31, 2015.

Fair Value of Other Financial Instruments

Based on quoted market prices as of October 31, 2015 and January 31, 2015, the fair value of the Convertible Senior Notes (Note 13) was approximately $89.4 million and $111.9 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short-term maturities.

3. Short-Term Investments

The following is a summary of short-term investments by type of instrument (in thousands):

	October 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$39,021	$17	$(29)	$39,009
U.S. government and agency obligations	12,168	2	(2)	12,168
Commercial paper	5,095	—	—	5,095
Municipal obligations	3	—	(3)	—

	$56,287	$19	$(34)	$56,272

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$44,705	$14	$(8)	$44,711
Commercial paper	2,997	—	—	2,997
U.S. government and agency obligations	7,807	2	(1)	7,808
Municipal obligations	4,964	3	—	4,967

	$60,473	$19	$(9)	$60,483

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity (deficit) on the Company’s condensed consolidated balance sheets as a component of accumulated comprehensive income. Realized gains or losses are recorded based on the specific identification method.

The amortized cost and fair value of investments held as of October 31, 2015 and January 31, 2015, by contractual years-to-maturity, are as follows (in thousands):

	October 31, 2015		January 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$56,287	$56,272	$60,473	$60,483

4. Balance Sheet Components

Accounts Receivable, Net

The following table shows the components of accounts receivable, net (in thousands):

	October 31,	January 31,
	2015	2015
Accounts receivable	$9,902	$15,680
Allowance for doubtful accounts	(60)	(39)
Allowance for sales returns	(330)	(561)

	$9,512	$15,080

Inventory

The following table shows the components of inventory (in thousands):

	October 31, 2015	January 31, 2015
Raw materials	$5,450	$3,677
Finished goods	6,808	6,645

	$12,258	$10,322

Property and Equipment, Net

The following table shows the components of property and equipment, net (in thousands):

	October 31, 2015	January 31, 2015
Laboratory equipment	$28,745	$25,589
Computer hardware and software	12,022	12,165
Leasehold improvements	652	691
Office furniture	215	326

	41,634	38,771
Less: accumulated depreciation	(31,824)	(28,908)

	$9,810	$9,863

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.0 million and $2.5 million for the three months ended October 31, 2015 and 2014, respectively, and $6.7 million and $8.4 million for the nine months ended October 31, 2015 and 2014, respectively.

Intangibles and Other Assets

The following table shows the components of intangibles and other assets (in thousands):

	October 31, 2015	January 31, 2015
Purchased intellectual property	$5,408	$6,086
Deferred borrowing costs	2,880	4,032
Other	708	688

	$8,996	$10,806

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	October 31, 2015	January 31, 2015
Compensation and benefits	$6,761	$9,036
Purchase commitments	399	2,328
Accrued interest	425	1,700
Warranty	852	1,262
Restructuring charges	729	313
Professional fees	866	101
Other	3,910	3,284

	$13,942	$18,024

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s product warranty liability (in thousands):

	Nine Months Ended October 31,
	2015	2014
Balance, beginning of year	$1,262	$1,223
Additions	372	991
Settlements	(782)	(1,034)

Balance, end of period	$852	$1,180

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

	Severance and Related Charges	Excess Facility Charges	Other Restructuring Charges	Total
Balance January 31, 2014	$2,371	$511	$366	$3,248
Restructuring provision	1,185	1,810	67	3,062
Payments and other adjustments	(3,556)	(1,057)	(433)	(5,046)

Balance January 31, 2015	—	1,264	—	1,264
Payments and other adjustments	—	(206)	—	(206)

Balance October 31, 2015	$—	$1,058	$—	1,058

Less non-current portion				(329)

Current portion of restructuring accrual				$729

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

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of the Company’s common stock per $1,000 principal amount of Notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the Notes). As of October 31, 2015, the Notes are not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the Notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred during the quarter ended October 31, 2015. The Company was in compliance with its covenants under the Notes as of October 31, 2015.

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

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s stockholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until stockholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120.0 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of October 31, 2015.

The deferred debt issuance costs are recorded in other assets and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term.

Silicon Valley Bank Credit Agreement

In October 2014, the Company entered into a $20.0 million secured revolving line of credit with Silicon Valley Bank (“SVB”). The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company had $13.9 million and $10.0 million outstanding on this facility at October 31, 2015 and January 31, 2015, respectively. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of defaults.

An event of default under the Company’s Credit Agreement with SVB occurred during the quarter ended October 31, 2015 solely because the Company did not satisfy a financial condition covenant requiring it to generate revenue for the third quarter of fiscal 2016 in an amount not less than 80% of the amount of revenue the Company forecasted for the quarter in the annual operating plan. The Company requested, and SVB agreed, subject to certain terms and conditions, to waive the event of default.

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

Inducement Awards

During fiscal 2015, the Company issued inducement awards totaling 6,250,000 shares outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08, to the Company’s CEO and certain key executives. In February 2015, 1,250,000 shares were forfeited; an additional 625,000 were forfeited in October 2015.

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005 and 2012 Plans as well as the Inducement Awards (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant (2)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balances, January 31, 2015	6,614	12,649	$3.35	7.25	$34,255
Additional shares authorized	4,702
RSUs granted	(6,489)
RSUs cancelled/forfeited	2,679
Options granted	(2,384)	2,384	3.13
Options exercised	—	(835)	0.49
Options forfeited	323	(2,198)	0.39

Balances, October 31, 2015	5,445	12,000	$3.35	7.02	$669

Options vested and expected to vest – October 31, 2015		4,471	$3.58	7.21	$11
Options exercisable – October 31, 2015		6,299	$3.11	6.91	$655

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Shares available for grant exclude inducement award forfeited.

The weighted average grant date fair value of options granted during the nine months ended October 31, 2015 was $1.40 per share. The total intrinsic value of options exercised during the nine months ended October 31, 2015 was $2.4 million.

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2015	6,849	$4.71	$26,299
RSUs granted	6,489	3.26
RSUs vested	(3,029)	4.46
RSUs cancelled/forfeited	(2,679)	4.25

Balance, October 31, 2015	7,630	$3.58	$12,284

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the nine months ended October 31, 2015 amounted to $9.6 million.

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

Non-employee Stock Options and Awards

For each of the three and nine month periods ended October 31, 2015, the Company granted approximately 142,000 restricted shares of common stock to non-employees. For the three and nine months ended October 31, 2014, the Company granted nil and approximately 309,000 restricted shares of common stock to non-employees, respectively.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every nine months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan. Upon adoption, a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. On February 1, 2015, pursuant to the provisions of the plan, the share reserve was increased by 727,832 shares to an aggregate of 2,327,832 shares as of February 1, 2015. During the nine months ended October 31, 2015, 188,877 shares were purchased under the 2012 Purchase Plan.

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

7. Stock-Based Compensation

As of October 31, 2015, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $25.8 million. The Company expects, based upon equity awards outstanding as of October 31, 2015, to amortize $3.7 million during the remainder of fiscal 2016, $10.2 million in fiscal 2017, $6.6 million in fiscal 2018, $4.6 million in fiscal 2019 and $0.7 million in fiscal 2020. Capitalized stock-based compensation expense for the periods presented were not material.

Stock based compensation associated with non-employee awards was approximately $0.2 million and $0.2 million for the three months ended October 31, 2015 and 2014, respectively, and $0.4 million and $0.7 million for the nine months ended October 31, 2015 and 2014, respectively.

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

Income tax for the three months ended October 31, 2015 and 2014 was a benefit of $98,000 and expense of $44,000, and a benefit of $15,000 and expense of $80,000 for the nine months ended October 31, 2015 and 2014, respectively. As of October 31, 2015, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly-owned subsidiaries.

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

As of October 31, 2015, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

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

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal 2018. Rent expense related to operating leases was $2.4 million, $2.5 million and $2.0 million for the years ended April 30, 2015, 2014 and 2014, respectively. Future minimum lease payments under the Company’s operating leases as of April 30, 2015, are as follows (in thousands):

Fiscal years ending January 31:	Amount
2016 (remainder of)	$1,002
2017	3,785
2018	294

$5,081

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for materials when received by the contract manufacturer and services once they are completed. As of October 31, 2015, the Company had approximately $6.7 million of outstanding purchase commitments to such contract manufacturer and other vendors.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California. The Company recognized $0.6 million in advertising expenses related to this agreement for both the three-month periods ended October 31, 2015 and 2014, and $1.2 million and $0.6 million for the nine months ended October 31, 2015 and 2014, respectively. As of October 31, 2015, the Company had approximately $14.9 million of outstanding commitments under this arrangement.

Other Contingencies

From time to time, the Company may become involved in legal proceedings or other claims and assessments arising in the ordinary course of business. The Company is not currently a party to any litigation matters, except as discussed above, which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Related Party Transactions

Toshiba

Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc. (collectively, Toshiba), own approximately 9.2 million shares of the Company’s common stock, or approximately 9% of the Company’s total common stock outstanding. Toshiba ceased to be an affiliate and related party during the third quarter of fiscal 2015 as their ownership in the Company is now less than 10%.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba. The Sales Agreement with Toshiba expired in June 2014 and automatically renews for successive one-year periods unless terminated by either party. The Company purchased $1.4 million and $0.5 million of NAND flash memory from Toshiba during the three months ended October 31, 2015 and 2014, respectively, and $6.8 million and $6.5 million for the nine months ended October 31, 2015 and 2014, respectively.

The Company recognized revenue of $0.3 million and $0.5 million related to the sale of All Flash Arrays and services to Toshiba during the three months ended October 31, 2015 and 2014, respectively, and $1.2 million and $1.4 million during the nine months ended October 31, 2015 and 2014, respectively.

Other

In April 2015, the Company sold $0.7 million of product and services to First Solar, Inc. Mr. Antoun, a member of the Company’s Board of Directors, is the Chief Operating Officer of First Solar, Inc. The Company recognized revenue of $13,000 and $0.5 million related to the sale of All Flash Arrays and services to First Solar during the three and nine months ended October 31, 2015.

11. Segment Information and Customer Concentration

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reportable segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue:
Americas:
United States	$7,537	$17,180	$25,568	$39,125
Other Americas	30	36	91	367

	7,567	17,216	25,659	39,492

Europe:
United Kingdom	534	771	3,235	2,451
Germany	815	615	1,485	1,507
Other Europe	1,716	1,108	3,233	6,779

	3,065	2,494	7,953	10,737

Asia Pacific:	1,907	2,019	6,331	8,226

	$12,539	$21,729	$39,943	$58,455

	October 31, 2015	January 31, 2015
Property and Equipment, Net:
United States	$9,514	$9,653
Europe	154	204
Asia Pacific	142	6

	$9,810	$9,863

Customer Concentration

For the three months ended October 31, 2015, no single customer represented 10% or more of revenue. For the nine months ended October 31, 2015, one customer represented 14% of revenue. For the three months ended October 31, 2014, two customers represented 20% and 13% of revenue. One customer represented 12% of net revenues for the nine months ended October 31, 2014.

Revenue from the Company’s five largest customers for the three months ended October 31, 2015 and 2014 was 29% and 54%, respectively, and 27% and 32% for the nine months ended October 31, 2015 and 2014, respectively. As a consequence of the limited number of customers and the concentrated nature of our sales, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

As of October 31, 2015, three customers represented 27%, 12% and 11% of the net accounts receivable balance. As of January 31, 2015, one customer represented 19% of accounts receivable. No other customers accounted for more than 10% of the accounts receivable balance as of October 31, 2015 and January 31, 2015.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(22,669)	$(23,527)	$(73,553)	$(62,082)

Denominator:
Weighted-average common shares outstanding	97,556	92,379	96,552	90,327
Less: Weighted-average unvested common shares subject to repurchase	—	6	—	35

Weighted-average shares used to compute net loss per share, basic and diluted	97,556	92,373	96,552	90,292

Net loss per share, basic and diluted	$(0.23)	$(0.25)	$(0.76)	$(0.69)

The following potential common stock equivalents that could potentially dilute net loss per share in the future were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Convertible preferred stock (on an as converted basis)	21,352	—	21,352	—
Common stock warrants	164	164	164	164
Shares subject to outstanding common stock options and restricted stock units	19,630	20,308	19,630	20,308

	41,146	20,472	41,146	20,472

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

We primarily market and sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. As of October 31, 2015, we had 159 sales and marketing employees worldwide as well as over 100 channel partners, including Arrow, Commtech Innovative Solutions, Dell, ePlus, Fujitsu, OnX and Mainline Information Systems, covering over 30 countries. As of October 31, 2015, we believe our All Flash Arrays have been deployed by over 375 end-customers. We and our authorized service providers also sell support services to our end-customers.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 29% and 54% for the three months ended October 31, 2015 and 2014, respectively, and 27% and 32% during the nine months ended October 31, 2015 and 2014, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 60% and 79% for the three months ended October 31, 2015 and 2014, respectively, and 64% and 67% for the nine months ended October 31, 2015 and 2014, respectively.

We outsource the manufacturing of our hardware products to Flex. We believe this arrangement makes our operations more efficient and flexible. We procure the flash memory components used in our products directly from Toshiba. Flex procures, on our behalf, the remaining components used in our products. To date, we have not experienced a material shortage of supply of any components. However, because we only have one manufacturer qualified to manufacture our products and some of our components, such as flash memory, are procured from a single-source supplier, we could face product shortages and component shortages, which could prevent us from fulfilling customer orders.

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through debt and equity financings. As of October 31, 2015, we had an accumulated deficit of $535.1 million. In February 2014, we announced a strategic restructuring plan designed to accelerate our growth and increase our operating leverage. The restructuring plan included three elements: a reorganization of our sales and marketing functions to align our resources around a more partner and channel-centric go-to-market model; a realignment of our engineering resources to concentrate our efforts on core product areas while reducing or eliminating investments in non-core areas; and a review of strategic alternatives for our PCIe Flash Memory Card product line.

We had revenue of $12.5 million and $21.7 million for the three months ended October 31, 2015 and 2014, respectively, and $39.9 million and $58.5 million for the nine months ended October 31, 2015 and 2014, respectively. Our headcount was 349 as of October 31, 2015 compared to 329 as of January 31, 2015 and 323 as of October 31, 2014. We had a net loss of $22.7 million and $23.5 million for the three months ended October 31, 2015 and 2014, respectively, and $73.6 million and $62.1 million for the nine months ended October 31, 2015 and 2014, respectively.

In December 2015, we announced that our Board of Directors has authorized the exploration of strategic alternatives to enhance shareholder value and has retained the services of a top-tier investment banking firm to assist with the evaluation process. There is no set timetable for completion of this process, and there is no assurance given that the process will result in the consummation of any transaction.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency gains and losses.

Interest and Other Financing Expense

Interest and other financing expense consists of interest on our Convertible Senior Notes (the “Notes”) and revolving debt as well as amortization of deferred issuance costs associated with the securities.

Provision for (Benefit from) Income Taxes

From inception through October 31, 2015, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2015, we had approximately $232.7 million and $87.7 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Unaudited)
Revenue:
Product revenue	$6,326	$16,887	$22,996	$43,848
Service revenue	6,213	4,842	16,947	14,607

Total revenue	12,539	21,729	39,943	58,455

Cost of revenue:
Cost of product revenue (1)	3,383	8,477	13,485	22,077
Cost of service revenue (1)	2,785	2,099	8,337	5,968

Total cost of revenue	6,168	10,576	21,822	28,045

Gross profit	6,371	11,153	18,121	30,410

Operating expenses:
Sales and marketing (1)	14,049	15,660	41,144	47,000
Research and development (1)	10,110	12,537	32,216	41,367
General and administrative (1)	3,456	4,890	13,315	15,876
Gain on sale of PCIe product line	—	—	—	(17,448)
Restructuring charges	—	—	—	3,062
Litigation settlement	—	—	—	652

Total operating expenses	27,615	33,087	86,675	90,509

Loss from operations	(21,244)	(21,934)	(68,554)	(60,099)
Other income (expense), net	126	(427)	79	(489)
Interest and other financing expense	(1,649)	(1,122)	(5,093)	(1,414)

Loss before income taxes	(22,767)	(23,483)	(73,568)	(62,002)
Provision for (benefit from) income taxes	(98)	44	(15)	80

Net loss	$(22,669)	$(23,527)	$(73,553)	$(62,082)

Net loss per share of common stock, basic and diluted	$(0.23)	$(0.25)	$(0.76)	$(0.69)

Shares used in computing net loss per share of common stock, basic and diluted	97,556	92,373	96,552	90,292

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$232	$156	$753	$614
Cost of service revenue	383	210	1,052	390
Sales and marketing	786	1,291	3,066	3,919
Research and development	1,582	1,735	5,537	7,835
General and administrative	1,052	1,861	4,846	4,951

	$4,035	$5,253	$15,254	$17,709

Comparison of the Three Months Ended October 31, 2015 and 2014

Revenue

	Three Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Revenue:
Product revenue	$6,326	$16,887	$(10,561)	(63%)
Service revenue	6,213	4,842	1,371	28%

Total revenue	$12,539	$21,729	$(9,190)	(42%)

Revenue decreased $9.2 million to $12.5 million for the three months ended October 31, 2015 as compared to $21.7 million for the three months ended October 31, 2014. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. The transition to FSP is progressing at a slower pace than the decline in sales of our legacy 6000 Series products and, together with increased discounting of product sales, has resulted in a decrease in product revenue. We recognized $4.0 million of revenue from sales of our FSP products and $2.3 million from our 6000 Series products in the third quarter of fiscal 2016 compared to $14.9 million from our 6000 Series product in the third quarter of fiscal 2015.

The decrease in product revenue was offset by an increase in service revenue of $1.4 million due the continued growth in our installed base over the year and to a lesser extent, a large service contract completed during the quarter and.

Revenue from our five largest customers for the three months ended October 31, 2015 and 2014 was 29% and 54% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Cost of revenue:
Cost of product revenue	$3,383	$8,477	$(5,094)	(60%)
Cost of service revenue	2,785	2,099	686	33%

Total cost of revenue	$6,168	$10,576	$(4,408)	(42%)

Gross profit	$6,371	$11,153	$(4,782)	(43%)

Product gross margin	47%	50%
Service gross margin	55%	57%
Total gross margin	51%	51%

Cost of revenue decreased $4.4 million to $6.2 million for the three months ended October 31, 2015 from $10.6 million for the three months ended October 31, 2014, primarily due to lower revenues. Product gross margin declined from 50% in the third quarter of fiscal 2015 to 47% in the third quarter of fiscal 2016 primarily due to overhead and other cost of goods sold being a greater percentage of revenue as product revenue is not at scale, and discounting on several FSP transactions that were strategic accounts in particular regions or verticals. This effect was partially offset by revenues of approximately $2.3 million of 6000 Series products at 100% gross margin as the inventory had been written off in the fourth quarter of fiscal 2015.

Service gross margin declined from 57% in the third quarter of fiscal 2015 to 55% in the third quarter of fiscal 2016 primarily due to an increase in stock-based compensation expense and our continued investment in our support infrastructure causing support costs to increase at a faster rate than the growth of our installed base.

Operating Expenses

	Three Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Operating expenses:
Sales and marketing	$14,049	$15,660	$(1,611)	(10%)
Research and development	10,110	12,537	(2,427)	(19%)
General and administrative	3,456	4,890	(1,434)	(29%)

Total operating expenses	$27,615	$33,087	$(5,472)	(17%)

Sales and marketing expenses decreased $1.6 million to $14.1 million for the three months ended October 31, 2015 from $15.7 million for the three months ended October 31, 2014. The decrease was primarily due to a decrease in personnel costs of $1.8 million, including commissions of $1.4 million due to the lower sales in the third quarter of fiscal 2016 compared to the year-ago period. In addition, stock-based compensation decreased by $0.5 million and depreciation decreased by $0.7 million as a significant amount of our 6000 Series product demonstration units were fully depreciated. These decreases were partially offset by increases in marketing-related expenses including digital marketing, advertising and trade show expenses of $0.6 million due to new campaigns launched in the current year, and shipping and related costs associated with our demonstration units that increased $0.3 million.

Research and development expenses decreased by $2.4 million to $10.1 million for the three months ended October 31, 2015 from $12.5 million for the three months ended October 31, 2014. The decrease was primarily due to a decrease in expensed engineering materials of $1.2 million and depreciation of $0.2 million reflecting higher expenditures in the third quarter of fiscal 2015 attributable to the development of our Flash Storage Platform product. In addition, personnel-related expenses decreased $0.9 million primarily due to lower bonuses.

General and administrative expenses decreased $1.4 million to $3.5 million for the three months ended October 31, 2015 from $4.9 million for the three months ended October 31, 2014. The decrease is primarily related to the $0.8 million in lower stock-based compensation expense as some of the CEO’s awards became fully vested early in the third quarter of fiscal 2016.

Comparison of the Nine Months Ended October 31, 2015 and 2014

Revenue

	Nine Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Revenue:
Product revenue	$22,996	$43,848	$(20,852)	(48%)
Service revenue	16,947	14,607	2,340	16%

Total revenue	$39,943	$58,455	$(18,512)	(32%)

Revenue decreased $18.5 million to $39.9 million for the nine months ended October 31, 2015 as compared to $58.4 million for the nine months ended October 31, 2014. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. The transition to FSP is progressing at a slower pace than the decline in sales of our legacy 6000 Series products and, together with increased discounting of product sales, has resulted in a decrease in product revenue. We recognized $12.9 million of revenue from sales of our FSP products and $10.1 million from our 6000 Series products in the nine months ended October 31, 2015 compared to $41.3 million from our 6000 Series product for the nine months ended October 31, 2014.

Service revenue increased by $2.3 million and comprised of an increase of $3.3 million in recurring service revenue due to the continued growth in our installed base over the year and a large service contract of 0.5 million completed during the nine months, offset by a decrease of $1.0 million associated with PCIe development services provided to Toshiba in the first quarter of last year.

Revenue from our five largest customers for the nine months ended October 31, 2015 and 2014 was 27% and 32% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Cost of revenue:
Cost of product revenue	$13,485	$22,077	$(8,592)	(39%)
Cost of service revenue	8,337	5,968	2,369	40%

Total cost of revenue	$21,822	$28,045	$(6,223)	(22%)

Gross profit	$18,121	$30,410	$(12,289)	(40%)

Product gross margin	41%	50%
Service gross margin	51%	59%
Total gross margin	45%	52%

Cost of revenue decreased $6.2 million to $21.8 million for the nine months ended October 31, 2015 from $28.0 million for the nine months ended October 31, 2014, primarily due to lower revenue. Gross margin decreased to 45% for the nine months ended October 31, 2015 as compared to 52% for the year-ago period. Product gross margin declined from 50% for the nine months ended October 31, 2014 to 41% for the nine months ended October 31, 2015 due to greater discounting on our products, primarily from the 6000 Series products, as we transition to the new FSP product line and higher sales under our pay-as-you-grow model in fiscal 2016. Under the “pay-as-you-grow” pricing model, we sell a fraction of the capacity of the array being delivered. As the customers’ storage requirements increase, we sell them additional capacity over time as a capacity upgrade. Upon the initial shipment, we expense the cost of the entire array, which initially decreases product gross margin. Since the array has been expensed, the future upgrades will be at 100% gross margin. These effects were partially offset by revenues of numerous 6000 Series products at 100% gross margin as the inventory had been written off in the fourth quarter of fiscal 2015.

Service gross margin declined from 59% in the nine months ended October 31, 2014 to 51% in the nine months ended October 31, 2015 primarily due to the $1.0 million reduction of services provided to Toshiba last year at nearly 100% gross margin and our support costs increasing at a faster rate than the growth of our installed base.

Operating Expenses

	Nine Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Operating expenses:
Sales and marketing	$41,144	$47,000	$(5,856)	(12%)
Research and development	32,216	41,367	(9,151)	(22%)
General and administrative	13,315	15,876	(2,561)	(16%)
Gain on sale of PCI product line	—	(17,448)	17,448	*
Restructuring charges	—	3,062	(3,062)	*
Litigation settlement	—	652	(652)	*

Total operating expenses	$86,675	$90,509	$(3,834)	(4%)

*	Not meaningful

Sales and marketing expenses decreased $5.9 million to $41.1 million for the nine months ended October 31, 2015 from $47.0 million for the nine months ended October 31, 2014. The decrease was primarily due to a decrease in personnel-related expenses of $6.9 million, including a reduction of salaries of $1.9 million due to lower staffing levels and a reduction of $3.2 million in commissions due to lower sales in the nine months ended October 31, 2015 compared to the year-ago period and a reduction in stock-based compensation of $0.9 million. We had an average of 148 sales and marketing employees during the nine months ended October 31, 2015 as compared to 156 for the year-ago period. In addition, depreciation expenses decreased by $1.6 million as a significant amount of our 6000 Series product demonstration units have become fully depreciated. Travel expenses decreased $0.6 million due to our continued management of travel costs, including limiting non-essential travel. These decreases were partially offset by an increase in marketing-related expenses of $1.9 million due to various marketing and advertising campaigns held in the nine months ended October 31, 2015 that were not held in the year-ago period.

Research and development expenses decreased by $9.2 million to $32.2 million for the nine months ended October 31, 2015 from $41.4 million for the nine months ended October 31, 2014. The decrease was primarily due to reductions in personnel-related costs of $4.7 million due to the lower headcount, expensed engineering materials of $3.4 million reflecting expenditures in the first nine months of fiscal 2015 towards the development of our Flash Storage Platform product and depreciation of $0.6 million. We had an average of 124 research and development employees during the nine months ended October 31, 2015 as compared to 144 for the year-ago period.

General and administrative expenses decreased $2.6 million to $13.3 million for the nine months ended October 31, 2015 from $15.9 million for the nine months ended October 31, 2014. The decrease was primarily due to lower legal expenses of $1.1 million as there has been a reduction in legal matters as compared to last year. Personnel costs decreased $0.5 million due to lower bonus expense for fiscal 2016. In addition, consulting expenses decreased by $0.5 million due to certain projects we undertook in prior year.

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

For the nine months ended October 31, 2014, we recognized restructuring charges of $3.1 million related to the implementation of strategic restructuring initiatives. Our strategic restructuring plan focused on accelerating growth and increasing operating leverage and includes a global reorganization of our sales, marketing and engineering functions designed to sharpen our focus on core segments of the flash-based storage market. During the nine months ended October 31, 2014, we incurred severance expenses related to our restructuring activities of excess facility charges of $1.8 million, severance expenses of $1.2 million and other related expenses of $0.1 million. With the closing of the transaction with SK Hynix, we completed our restructuring plan during the second quarter of fiscal 2015.

In August 2014, we entered into a settlement agreement with Savvian whereby we agreed to pay $2.0 million and issue common stock valued at $0.5 million in exchange for a full release. We had previously accrued professional fees of $1.8 million associated with an equity financing. As such, we accrued a litigation settlement of $0.7 million as a result of the settlement during the nine months ended October 31, 2014.

Interest and Other Financing Expense

Interest and other financing expense for the three and nine months ended October 31, 2015 consists primarily of interest on our Notes of $1.3 million and $3.8 million, respectively, and amortization of debt issuance costs of $0.3 million and $1.2 million, respectively. This compares to financing expense of $1.1 million and $1.4 million associated with draws on our line of credit and interest paid to a vendor for the three and nine months ended October 31, 2014, respectively.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of October 31, 2015, our principal sources of liquidity were our cash, cash equivalents, restricted cash and short-term investments of $95.9 million and accounts receivable of $9.5 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120.0 million of Notes, which included $15.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In October 2014, we entered into a $20.0 million secured revolving line of credit with Silicon Valley Bank, or SVB. Our obligations under the agreement are secured by a first priority security interest in our accounts receivable and the proceeds therefrom. The balance outstanding related to this facility is $13.9 million and $10.0 million as of October 31, 2015 and January 31, 2015, respectively.

Cash Flow Analysis

	Nine Months Ended October 31,		Change
	2015	2014	$	%
	(Unaudited)
Net cash provided by (used in):
Operating activities	$(59,940)	$(66,502)	$6,562	(10%)
Investing activities	(8,957)	31,187	(40,144)	(129%)
Financing activities	4,856	125,277	(120,421)	(96%)

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the nine months ended October 31, 2015 was $59.9 million. For the nine months ended October 31, 2015, our operating cash flow consisted primarily of our net loss of $73.6 million offset by depreciation and amortization of $6.7 million and stock-based compensation of $15.3 million. Inventory increased by $1.8 million due to purchases in connection with increasing sales of our 7000 Series All Flash Arrays while accounts payable and accruals decreased by $5.3 million and $5.1 million, respectively, due to settlement of various liabilities including a last time buy of raw materials, bonuses and interest on the convertible note. Deferred revenue decreased by $3.8 million due to lower sales and recognition of previously deferred amounts to revenue. Accounts receivable decreased $5.6 million due to lower sales while other assets decreased $0.9 million due to amortization of prepaid expenses and deferred debt issuance costs.

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

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2015 was $9.0 million attributable to purchases of short-term investments of $49.9 million offset by sales and maturities of short-term investments of $54.1 million. In addition, we purchased property and equipment of $5.5 million and increased restricted cash balances by $7.7 million.

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

Financing Activities

Cash flows provided by financing activities for the nine months ended October 31, 2015 was $4.9 million and primarily includes net proceeds from the Company’s line of credit of $3.9 million and proceeds from issuance of common stock of $1.0 million.

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

Future Capital Requirements

As of October 31, 2015, we have cash, cash equivalents, restricted cash and short-term investments of $95.6 million. For the nine months ended October 31, 2015, cash used in operations was primarily funded through our issuance of equity and debt. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the building of infrastructure to support our growth, the continued market acceptance of our products and possible acquisitions of, or investments in businesses, technologies or other assets.

In October 2014, we entered into a $20.0 million secured revolving credit facility with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of default. As of October 31, 2015, we had $13.9 million outstanding on the line of credit.

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

An event of default under our Credit Agreement with SVB occurred during the third quarter of fiscal 2016 solely because we did not satisfy a covenant requiring us to generate revenue for the third quarter of fiscal 2016 in an amount not less than 80% of the amount of revenue we forecasted for the quarter in the annual operating plan. We requested, and SVB agreed, subject to certain terms and conditions, to waive the event of default.

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

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50.0 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150.0 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150.0 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50.0 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of October 31, 2015.

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

Contractual Obligations

The following summarizes our contractual obligations as of October 31, 2015 (in thousands):

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Facility operating lease commitments	$5,080	$3,904	$1,176	$—	$—
Purchase commitments (1)	21,536	8,411	3,500	3,500	6,125

Total	$26,616	$12,315	$4,676	$3,500	$6,125

(1)	Includes the following (See Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements):

•	non-cancelable purchase orders for raw materials inventory and others

•	all amounts we are obligated to pay under our sponsorship agreement with the Forty Niners SC Stadium Company LLC;

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market funds held by large United States commercial banks. Due to the short-term nature of these instruments, the fair value of our portfolio is relatively insensitive to interest rate changes. Declines in interest rates, however, would reduce future interest income. During the three and nine months ended October 31, 2015 and 2014, a hypothetical 10% change in interest rates would not have had a material impact on our results of operations.

On September 19, 2014, we issued $120.0 million of convertible senior notes at a rate of 4.25% per annum due October 1, 2019. We carry this instrument at face value on our balance sheet. Since this instrument bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of convertible notes, when the market price of our stock fluctuates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our Report on Form 10-Q for the second quarter of fiscal year 2016, which was filed with the SEC on September 9, 2015. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005 and recapitalized in 2009. We introduced our All Flash Arrays in May 2010. The majority of our revenue growth has occurred since the first quarter of our fiscal 2012. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenues for our fourth quarter of fiscal 2015 and first, second and third quarters of fiscal 2016 were below the guidance we provided the previous quarter. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results would be adversely affected.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through October 31, 2015, and we have an accumulated deficit of $535.1 million as of October 31, 2015. We expect to incur net losses for at least the next twelve months as we continue to increase our expenses in order to position us to grow our business. Through October 31, 2015, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability, we may not be able to sustain it. Our ability to continue as a going concern is dependent upon our achieving profitability or obtaining the necessary financing to fund our operations.

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

The announcement of our engagement of a financial advisor to assist us in exploring strategic alternatives could adversely affect our business, financial condition and results of operations.

Our announcement that we have retained a financial advisor to assist us in exploring strategic alternatives could disrupt our business and create uncertainty about our prospects as a stand-alone entity. Any such disruption or uncertainty could have a material adverse effect on our business, financial condition and results of operations, regardless of whether a strategic transaction is completed. The risks to our business include:

•	diversion of substantial management time and resources to the investigation or completion of a strategic transaction;

•	difficulties in developing and maintaining relationships with customers and business partners; and

•	impairment of our ability to attract and retain key managers and other employees.

In addition, there can be no assurance whether or when any strategic transaction will be undertaken or completed and, even if a transaction is completed, there can be no assurance regarding the extent to which a strategic transaction will be successful in maximizing value to our stockholders.

Our prior revenue growth rate may not recur and is not indicative of our future performance.

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

We rely on Flex to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We purchase our flash components directly from a single-source supplier and consign these components to Flex. Our reliance on our contract manufacturer reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturer or if our contract manufacturer experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturer are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. There can be no assurance that any patents will issue with respect to our pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. Our issued patents and any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Because of various reasons, we may not be able to enforce or maintain our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that design around our intellectual property. Although we endeavor to sign confidentiality agreements with our employees and others who may have access to our trade secrets, we cannot guarantee that we have entered into these agreements with all such parties, nor that the agreements we have entered will not be breached.

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

We have recently begun to grow our business internationally. Through October 31, 2015, we had 148 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

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

We have been and may continue to be the subject of actions taken by so-called “activist” stockholders which may cause us to incur substantial costs which could harm our business and which could adversely affect our operating results and financial condition.

We have been and may continue to be the subject of actions taken by so-called “activist” stockholders. Future actions may include, but are not limited to, making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors. Such actions may cause us to incur substantial costs, including legal and other professional fees and expenses, may materially harm our relationships with current and potential customers, current and potential investors, current and potential lenders, and others, may otherwise materially harm our business, and may adversely affect our operating results and financial condition.

Risks Related to Our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $1.16 to $7.98 per share through December 2, 2015. Some of the factors affecting our volatility include:

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

VIOLIN MEMORY, INC.

Dated: December 3, 2015	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 3, 2015	By:	/s/ Cory J. Sindelar
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