Form 10-K/A
period 2015-01-31
Violin Memory Inc
filed 2016-01-05
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of March 31, 2015, there were 95,789,619 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Violin Memory, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph 4(b) and a portion of the introductory language of paragraph 4), which were inadvertently omitted from the Section 302 certifications included with the original Form 10-K filed with the Securities and Exchange Commission on April 8, 2015. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on January 5, 2016.

Violin Memory, Inc.

By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cory J. Sindelar
Cory J. Sindelar Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

4