Form 10-Q/A
period 2015-04-30
Violin Memory Inc
filed 2016-01-05
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

As of May 29, 2015, there were 96,451,544 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Violin Memory, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015, as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, a portion of the introductory language of paragraph 4), which was inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on June 9, 2015. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on January 5, 2016.

Violin Memory, Inc.

By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President and Chief Executive Officer (Principal Executive Officer

By:	/s/ Cory J. Sindelar
Cory J. Sindelar Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

4