Form 10-Q/A
period 2015-10-31
Violin Memory Inc
filed 2016-01-05
CIK 1407190

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

As of December 2, 2015, there were 98,401,046 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Violin Memory, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, a portion of the introductory language of paragraph 4), which was inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on December 4, 2015. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

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