Form 10-K
period 2016-01-31
Violin Memory Inc
filed 2016-04-06
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2015, based on the closing price of $2.36 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $228,918,011. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2016, 99,169,243 shares of the registrant’s common stock were outstanding.

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

Overview

We pioneered a new class of persistent flash-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Storage Platform™ is specifically designed at each level of the system architecture to leverage the inherent capabilities of flash memory and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data - data sets that are so large or complex that traditional processing applications are inadequate - solutions in the cloud and in enterprise data centers. Our solutions enable customers to realize significant capital expenditure and operational cost savings by simplifying their data center environments.

In February 2015, we introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs our Concerto™ OS 7, a single operating system with integrated data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services. With our Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with our release of Symphony™ Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate through a single pane of glass.

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

As of January 31, 2016, our products have been purchased by more than 350 enterprises in diverse end markets, including financial services, health care, Internet, government, media and entertainment and telecommunications. We primarily sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. We had total revenue of $50.9 million, $79.0 million and $107.7 million in fiscal years 2016, 2015 and 2014, respectively. We had a net loss of $99.1 million, $108.9 million and $149.8 million in fiscal years 2016, 2015 and 2014, respectively.

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

Key IT Trends Impacting the Data Center

There are a number of important IT trends that are having a transformational impact on the design, performance and efficiency of storage in the data center:

•	Improving performance of server and network technologies. Server performance, driven by microprocessor advancements, multi-core processors and threading technology, has progressed at a rapid pace. We believe performance of server microprocessor units, or MPU, will continue to scale in line with the increasing number of cores per processing unit. Data center network performance has also significantly increased as networks have become faster, less intricate and more efficient.

•	Widespread adoption of virtualization technologies. The broad adoption of server and desktop virtualization technologies as well as the associated increase in the number of virtual machines per physical server are placing a greater burden on storage systems within existing data center environments. This trend is driving a significant need for high Input/Output Operations per Second, or IOPS, to support highly unpredictable traffic patterns and the increasing mix of random I/O operations.

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

These trends have placed a great strain on the performance and efficiency of data centers, highlighting the widening performance gap between storage and other data center technologies. Disk-based storage providers have been unable to adequately scale performance to address this gap due to the inherent limitations of hard disk drives. Organizations are increasingly seeking alternatives to traditional disk-based storage to address this performance gap and optimize the utilization of both their enterprise data center and cloud environments. We believe there is a continuing opportunity for disruptive solutions to capture the I/O intensive storage market as well as a meaningful portion of the primary storage market historically served, albeit poorly, by disk-based capacity-optimized and performance-optimized systems.

Attempts to Address the Widening Performance Gap in Data Center Environments

Traditional disk-based storage solutions exhibit significant delays in accessing data, or latency, which limit the overall performance of data center environments. Latency associated with accessing the data stored on array-based hard disk drives, or HDDs, is caused by the physics of rotating media where the data retrieval process is sequential. As application workloads increase, each I/O request is placed in a queue, resulting in a significant increase in disk response time, creating an I/O bottleneck and the more the response time deteriorates, the more severe the bottleneck. A common approach to address the I/O bottleneck involves over-provisioning of disk-based storage resources and only storing data on the faster outer tracks of the drive. This practice is called “short stroking.” However, over-provisioning and short stroking results in a structural underutilization of storage capacity and IT capital.

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

Flash-based storage solutions designed for enterprise applications are generally deployed in array-based configurations, which enable storage resources to be shared across data center networks. Solutions are found in three configurations:

•	Arrays built using off-the-shelf controllers and Solid State Drives (SSDs);

•	A hybrid of both HDDs and SSDs; or

•	Specifically designed all flash arrays.

Flash-based solutions using off-the-shelf components and SSDs deliver improved performance relative to disk-based storage solutions. However, their ability to optimize flash technology is severely limited by factors, which include the utilization of off-the-shelf flash memory chips, commodity controllers, commercially available data protection algorithms and management software originally designed for HDDs.

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

Our Solution

We pioneered a new class of flash-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Storage Platforms are specifically designed at each level of the system architecture starting with raw flash and optimized through the array to leverage the technologies inherent capabilities and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data solutions in enterprise data centers. Our Flash Storage Platforms integrate enterprise-class software and hardware technologies to address the limitations cost-effectively of both disk-based and SSD-based storage solutions that use off-the-shelf components. Our systems are based on a four-layer hardware architecture that enables sustained performance during periods of peak workload as well as high reliability and availability through our intelligent, fail-in-place and hot-swappable modules, which we refer to as Violin® Intelligent Memory Modules, or VIMMs. Our module design enables the delivery of sustained high performance and uninterrupted data access should a VIMM need to be replaced. Our storage systems are tightly integrated with our Concerto OS 7 software stack. It includes our proprietary hardware-accelerated vRAID data protection technology, data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services.

Our Flash Storage Platforms address fundamental challenges in the data center and deliver critical benefits to enterprises, including:

•	Low latency and fast response times. Our flash-based storage solutions significantly reduce latency and enable fast response times across multiple write and read processes. Our solutions provide lower predictable latency when compared to disk-based solutions as a result of our parallel system and proprietary hardware-accelerated management algorithms. This allows servers to process more data efficiently and quickly, thereby eliminating disruption from peak workloads and accelerating application performance. For example, a single 7000 Series Flash Storage Platform can generate one million IOPS at sustained response times of under a millisecond, performance levels that are orders of magnitude faster than those delivered by comparable disk-based storage solutions.

•	Sustained and scalable high performance. Our Flash Storage platforms provide enterprises with the sustained high performance required to run business-critical applications in today’s random I/O workload environments. Our Flash Storage Platforms overcome the Write Cliff issues experienced by SSD-based storage solutions that use off-the-shelf components to increase throughput, reduce latency and provide sustained performance through the use of proprietary hardware-accelerated data protection and management algorithms. Further, we believe our Concerto OS 7 software stack enables our Flash Storage Platforms to scale performance more effectively than disk-based and competing flash-based storage solutions on a sustained basis. For example, a single SSD utilized consistently over an 11-hour period can undergo a 50% drop in performance over the first 45 minutes which can persist throughout the entire period of use, while our 6000 Series All Flash Array used over a similar 11-hour period typically experiences no performance degradation or increase in latency.

•	Significantly lower overall total cost of ownership. At the same price as legacy enterprise-class primary storage, our flash-based storage solutions can generate significant savings and provide greater return on investment to enterprises. A single Flash Storage Platform delivers sufficient IOPS per rack unit, or performance density, to replace multiple racks of disk-based storage solutions. Accordingly, our Flash Storage Platforms can potentially provide improvements of up to 75% less power and 80% less cooling requirements compared to a competitive disk-based storage solution. With the Flash Storage Platform for primary storage, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, eliminating the need to manage data and workloads across the tiers. And, with our release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate through a single pane of glass; thereby saving significant storage administrative resources. Finally, with the ability to scale-up to 1.3 petabytes in 24 rack units, the Flash Storage Platform offers significant opportunities for infrastructure consolidation, which reduces both capital and operating expenses necessary to manage data center assets.

•	Optimized for real-time application workloads. Our Flash Storage Platforms are specifically designed to deliver the sustainable and scalable performance required by a broad range of real-time application workloads. Our systems are optimized for random I/O workloads generated in virtualized and cloud-based environments and enable the consolidation of thousands of virtual servers to share a common storage infrastructure while significantly increasing host CPU utilization. Additionally, our Flash Storage Platforms are highly interoperable with existing virtualization infrastructures, allowing IT managers to leverage existing data center networking and operating systems in both virtual and cloud-based environments without making changes to management software. Our solutions deliver high-performance that scales to petabytes of data and enables the acceleration of Big Data analytics applications.

Our Solution is Optimized for the Demanding Requirements of Real-time Application Workloads

Our Strategy

Our objective is to be the leading supplier of purpose-built flash-based storage solutions for primary storage, business-critical applications, virtualized environments and Big Data environments. Key elements of our strategy include:

•	Continue to pursue technology and product innovation to bring storage capabilities in line with advancements in server and network technologies. We intend to continue to innovate and invest in new products designed to leverage the capabilities of future generations of flash technology to cost-effectively provide greater levels of enterprise-grade data protection and sustained sub-millisecond performance. For example, our Flash Storage Platform tightly integrates our latest hardware design with firmware and software to deliver the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage, which we believe re-establishes price leadership in the all-flash-array market. Our Concerto OS7 operating software provides a single operating system with integrated data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services. We intend to continue to integrate software hardware and firmware to build leadership end-to-end Flash Storage Platforms that further enhances analytics capabilities and other embedded applications.

•	Maintain high levels of customer engagement to drive sales. We intend to drive further penetration and deployment of flash-based storage solutions within our existing base of end-customers globally. Many of our customers initially deploy our solutions on a limited scale, tiered with disk-based storage solutions, which provides us with significant opportunities to sell more of our products as their storage performance and capacity requirements increase. We believe we are well positioned from a technology perspective to benefit as our customers expand their investments in high-performance storage offerings to include primary storage workloads, and we intend to continue to maintain our high levels of engagement with our existing customers. In addition, our close relationships and frequent dialogues with our customers contribute to our development activities and enable us to introduce future products that anticipate specific customer needs.

•	Invest in our global distribution channel to expand our presence. We intend to leverage and expand our relationships with our resellers, distributors and system integrators to penetrate existing and new markets more effectively. Our solutions are already sold in more than 15 countries, but we believe that international markets represent a significant opportunity for further growth. We intend to continue to grow our operations in select countries in Europe and Asia and further expand our geographic reach by developing relationships with select technology partners with broad go-to-market capabilities.

•	Opportunistically pursue strategic acquisitions and investments. We intend to evaluate complementary businesses and discrete hardware and software technologies to accelerate our go-to-market strategy and extend our technology leadership position. In addition, we may opportunistically pursue acquisitions of companies with innovative technologies that will broaden the features and capabilities of our solutions, extend our product portfolio, increase our geographic presence or expand our market share.

Technology

Our flash-based storage solutions integrate enterprise-class hardware and software technologies to cost-effectively address shortcomings found in both HDD-based and SSD-based storage solutions that use off-the-shelf components. Our flash solutions’ differentiated hardware incorporates a four layer architecture that enables low, predictable latency with sustained high performance under peak workloads, as well as high reliability and availability through intelligent fail-in-place and hot-swappable modules.

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

Violin’s Flash Fabric Archiecture™

Key components of our differentiated four-layer Flash Fabric Architecture include:

•	Custom-designed distributed flash controllers. Our proprietary distributed flash controllers are tightly integrated with individual raw flash components and provide the foundation for the three higher layers of our system architecture. Active communication with higher system layers enables the controller to intelligently schedule reads, writes and erases to minimize latency and maximize performance of application workloads.

•	Intelligent memory modules. Our system architecture aggregates flash components into hot-swappable intelligent memory modules, which we refer to as VIMMs. Each VIMM contains a hardware-accelerated translation layer that provides essential process and correction functions, such as wear-leveling and error/fault management. Our module design enables the delivery of sustained performance and uninterrupted data access in the event of a failure of one or more flash memory chips within a VIMM. In addition, our architecture optimizes the data grooming process by allowing it to be performed intelligently across individual VIMMs without consuming CPU or system resources, unlike other flash-based storage solutions.

•	Violin vXM switched memory tightly integrated with vRAID. Our Violin Switched Memory Controller, or vXM, delivers high resiliency and performance scaling across a network of flash memory modules. vXM incorporates each VIMM into a reliable, switched fabric of flash components and provides fault isolation, instantaneous re-routing of data traffic and automated re-striping of data in the event of a complete failure of one or more VIMMs. Our vXM design enables hot-swapping and in-place replacement of VIMMs, flash controllers and other system controller elements for uninterrupted operation. Unlike other memory interconnects, vXM was custom-designed to support large topologies and fault tolerance while enabling multiple memory types. In conjunction with our proprietary vRAID data distribution and protection method, vXM provides the core fabric for delivering reliable data persistence and scalable performance in our Flash Storage Platforms.

•	Array controller. Our array controller is a low latency system controller that provides network connectivity to flash capacity through various standards-based storage protocols. The array controller orchestrates memory virtualization, logical capacity management, and load-balancing functions of our Flash Storage Platforms.

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

Concerto OS 7 Software Stack

Our Concerto OS 7 software stack is specifically designed to optimize the storage and management of data on flash. Concerto OS 7 is a broad suite of management capabilities that provides data protection, systems management, capacity management and load balancing of data storage on flash memory. The key components of our Concerto OS 7 software stack include:

•	Data management functionality. Concerto OS 7 integrates Violin’s system-level raw flash management and one of the broadest sets of data management services into a single operating system. Concerto OS 7 delivers simplicity, flexibility and control by allowing control of enterprise-grade data services such as inline, block-level deduplication and compression, synchronous replication, application consistent snapshots, thin provisioning, data protection, consistency groups, clones, backup integration and WAN security and optimization with a simple one, two, or three clicks, application by application or LUN by LUN.

•	Hardware accelerated flash optimization and data protection with vRAID. Our proprietary Flash vRAID methods provide hardware-accelerated RAID data protection and a fundamentally more efficient and higher performance solution than existing RAID implementations that are not designed for flash memory. Our vRAID technology manages RAID groups and flash maintenance across the All Flash Array’s vRAID groups, where any vRAID group can access any VIMM. VIMMs are combined in groups of five to comprise one vRAID group. Our vRAID algorithm significantly lowers latency by enabling massively parallel data striping for high throughput and IOPS. Further, vRAID enables fail-in-place support of VIMMs and fast rebuilds that have minimal impact on application performance.

•	Integrated clustering for high availability. Our Concerto OS 7 software stack provides high availability clustering while enabling integrated management of multiple memory arrays using Symphony’s web-based management console.

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

The Violin 7300 Flash Storage Platform powered by Concerto OS 7 delivers a rich suite of Enterprise Data Services for a comprehensive solution that is designed to deliver the performance and capabilities enterprise-class primary storage requires. The Violin 7300 Flash Storage Platform consists of high performance storage with embedded enterprise-grade data services including business continuity, data protection, data scalability, and data efficiency. Violin’s Enterprise Data Services deliver several benefits:

•	Data reduction including advanced switchable inline data deduplication and compression for savings up to 10:1 for suitable applications;

•	Flexible and powerful business continuity with asynchronous replication;

•	Clones and mirroring protect valuable enterprise data;

•	Data scaling is simple with pay-as-you-grow capacity licensing for low risk, non-disruptive growth;

•	Configuration choice as a stand-alone storage array, or as a shelf in the 7700 Flash Storage Platform; and

•	Performance that is transformative with capabilities built for demanding enterprise environments enabling high levels of data center consolidation.

7300E Flash Storage Platform

The Violin 7300E Flash Storage Platform provides the same capabilities and features as the 7300 Flash Storage Platform, but at an entry-point as low as 34TB effective. With our industry-leading “Pay-As-You-Grow” capacity licensing model, the 7300E can be expanded seamlessly and without any additional hardware upgrades up to 125TB effective in a compact and cost effective three rack unit foot print.

7600 Flash Storage Platform

The Violin 7600 Flash Storage Platform is an extension of the Violin 7000 Series Flash Storage Platform that addresses the needs of primary and high performance storage. Violin’s 7600 Flash Storage Platform brings industry leadership in high-performance all flash arrays. The Violin 7600 Flash Storage Platform offers extremely low latency with high I/O density, while setting a new industry bar for storage consolidation by delivering 140TB of raw flash in three-rack units.

•	Performance leadership: The Violin 7600 Flash Storage Platform delivers 1.1 million IOPS under 500-microsecond latency, reducing the latency by half, as compared to current all flash arrays in the market, while simultaneously driving up its high I/O density. This allows customers to consolidate mixed and multiple workloads in the lowest footprint possible.

•	Density leadership: The Violin 7600 Flash Storage Platform ships with new 2.2TB VIMMs yielding 140TB of raw storage in a three-rack unit. This delivers industry leadership in flash density by doubling power and space savings.

The Violin 7600 Flash Storage Platform comes with industry-leading enterprise data services such as asynchronous replication, snapshots, clones, synchronous mirroring and stretch clustering with zero recovery point objective and zero recovery time objective under the Violin 7700 Flash Storage Platform, and other data protection services.

The Violin 7600 Flash Storage Platform is available with raw capacities of between 35TB and 140TB. It is offered with Violin’s flexible “Pay As You Grow” capacity-based pricing model, which allows customers to align their storage investment with their changing capacity needs.

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

Symphony™ System Management Software

Symphony is a system management software solution that enables centralized management of Violin Flash Storage Platforms. Symphony provides a single pane of glass view into our Violin infrastructure and reduces operational complexity with customized dashboards, in-depth performance and health monitoring, automated operations and a consolidated management interface across hundreds of Flash Storage Platforms.

Customer Care

Violin offers customers a portfolio of professional services and support services that enable our customers to plan, build, and operate their Violin infrastructure. These services are intended to enable our customers to meet their business and technical objectives through Violin innovation.

We offer customers professional services to provide flash expertise and best practices for customers to leverage in deploying Violin products and technologies. We collaborate with the customer team to install Violin arrays with high availability, migrate data to their Violin Flash Storage Platform, tune performance for databases and deploy stretch cluster for business continuity.

We offer a variety of support services and programs designed to meet customers’ business objectives. We provide technical support (24 hours a day, 7 days a week, 365 days of the year) in a follow the sun model. Beyond our standard product and software warranties, we provide two levels of support – Gold and Silver. Our Silver support offering provides for technical support at varying response times depending on the customer support issue, delivery of replacements parts and software and firmware maintenance updates. Our Gold support offering includes all of the items included in our Silver support offering together with faster target response times for technical support matters and delivery of replacement parts within four hours of a customer’s request. We use Decision One, our third party hardware maintenance provider, to provide on-site parts replacement globally as part of Violin delivered support services. Our service contracts typically have terms of either one or three years.

In some circumstances, we rely on authorized service providers in international locations to deliver on-site customer support, system maintenance and parts replacement. These authorized service providers are typically our resellers or distributors, and they have contracts for providing support for our customers. We work closely with these authorized service providers to train and certify them to provide support for our products.

Violin supports our customers proactively through our callhome monitoring system. We also offer customers personalized engagement through Support Account Manager and Resident Support Engineer.

Sales and Marketing

We sell our products to end-customers either directly or through resellers and distributors. We also work with technology partners or system integrators to integrate and market our products with their solutions. We refer to our network of resellers, distributors, technology partners or system integrators as our channel partners.

In our direct sales efforts, our sales team directly engages with customers to understand customer requirements and to assist customers in determining which of our products best satisfies those requirements. For large customers, we establish an account team that manages the relationship with the customer. An account team may include members of our sales staff, service and support professionals and technical resources. Our sales process often involves installing trial deployments of our products, which allows customers to experience the operation of our products and appreciate the value of our products. Generally, our large customers to date have relied on an existing vendor relationship for sourcing their IT equipment. Consequently, we transact most of our sales through resellers even though we maintain a direct selling and support relationship with the customer. By using these sourcing vendors as our resellers, we eliminate the time that would otherwise be spent on negotiating the terms and conditions directly with the end-customer and potentially decrease the length of the sales cycle. In fiscal years 2016, 2015 and 2014, the substantial majority of our revenue resulted from our direct sales team’s engagement with target end-customers.

We also sell to technology partners and system integrators, which integrate our product into a broader enterprise solution offered by them. We then work with our technology and systems integrator partners to co-market our solutions and typically offer service and support to the customer together with our partner. Historically, we have had limited success with this route to market.

We work closely with our channel partners to promote and sell our products. As of January 31, 2016, we had over 100 channel partners, including Arrow, Commtech Innovative Solutions, ePlus, Fujitsu, OnX and Mainline Information Systems, covering over 30 countries. We may seek to selectively add new channel partners, particularly in additional regions outside North America to complement or expand our business.

Our marketing efforts are focused on building brand awareness and qualifying sales leads for new and existing customers. A key element of our efforts to grow our business will be increasing awareness of our brand and technological capabilities through digital and other marketing activities. We employ an international team of marketing professionals and utilize our resellers and distributors for additional marketing efforts. In addition to our marketing employees, we engage outside marketing professionals to augment our marketing capabilities and expand our international marketing reach. Our marketing team is responsible for branding, product marketing and managing our channel marketing programs. We rely on a variety of marketing vehicles, including advertising and ad words, trade shows, public relations, industry research and our website. We spent $6.3 million, $5.5 million and $4.6 million in fiscal years 2016, 2015 and 2014, respectively, on such activities.

We maintain sales office in the United States as well as in China, Japan, Singapore, South Korea and the United Kingdom. As of January 31, 2016, we had 118 sales and marketing employees worldwide.

Customers

Our products are used in a variety of markets, such as financial services, government, healthcare, industrial, Internet, media and entertainment, retail and telecommunications. In most cases, we have sold our products to through resellers or distributors. When we sell through resellers or distributors, we establish direct communications with the end-customers who make the decision to purchase our products. End-customers that have purchased our products either directly from us or through resellers include: Bank of America, Equinix, Ferrell Gas, Toshiba, Verizon Wireless, a Top 10 global retailer and a Top 5 US cable company.

Our top five customers accounted for 26% of our revenue for fiscal year 2016, 30% for fiscal year 2015 and 35% for fiscal year 2014. We released our 6000 Series All Flash Arrays in January 2012, which represented approximately 41% of our product revenue for fiscal 2016, 83% for fiscal 2015 and 84% for fiscal year 2014. We released our 7000 Series All Flash Arrays in February 2015, which represented approximately 58% of our product revenue for fiscal year 2016 and 9% for fiscal year 2015. We derived 63% of our total revenue from sales to customers located in the United States for fiscal year 2016. This compares to 61% for fiscal year 2015 and 62% for fiscal year 2014.

Research and Development

We believe continued investment in research and development is critical to our business. We work closely with our customers to understand their current and future needs and have designed a product development process that integrates our customers’ feedback as a key component.

As of January 31, 2016, we had 127 employees in our research and development organization, including approximately 94 employees in software development. Substantially all of these employees are located at our headquarters in Santa Clara, California. We plan to continue to dedicate significant resources to our research and development efforts. Our research and development expenses were $41.7 million in fiscal year 2016, $52.1 million in fiscal year 2015 and $73.7 million in fiscal year 2014.

Manufacturing

We rely on a single contract manufacturer, Flex, to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We place orders with our contract manufacturer on a purchase order basis, and in general, we engage our contract manufacturer to manufacture products to meet our forecasted demand or when our inventories drop below certain levels. Our contract manufacturer works closely with us to improve the manufacturability and quality of our products.

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

We believe that we compete favorably with our competitors on the basis of these factors. However, the market for data storage products is highly competitive, and we expect competition to intensify in the future. Many of our current competitors have, and some of our potential competitors may have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Furthermore, as the cloud infrastructures and hyper-converge solutions become more prevalent, we will face competition from these alternative solutions to the traditional data center.

Intellectual Property

We have 45 issued patents and 50 provisional and nonprovisional patent applications in the United States and 65 issued or allowed patents and 38 corresponding patent applications in foreign jurisdictions, including Patent Cooperation Treaty applications, as of January 31, 2016 relating to solid-state storage, solid-state memory, software acceleration, and related technologies. We own a registered trademark for “Violin” in the United States, the European Union (Community Trade Mark Registration), China, India and Japan. As of January 31, 2016, we also owned seven additional U.S. and foreign registered trademarks.

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

Employees

As of January 31, 2016, we had 318 employees, including 118 employees in sales and marketing, 127 employees in research and development, 38 employees in customer support, 28 employees in general and administrative and 7 employees in operations. None of our employees are represented by labor organizations or are a party to any collective bargaining arrangements. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Financial Information about Segments and Geographic Areas

We operate our business as one segment. The segment and geographic information required herein is contained in Note 11 “Segment Information,” in the notes to our consolidated financial statements.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, and our Form 10-Q for the third quarter of fiscal year 2016. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005. We introduced our all flash arrays in May 2010. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue for our fourth quarter of fiscal year 2015 and for the first three quarters of fiscal year 2016 were below the guidance we had provided. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results may continue to be adversely affected.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through January 31, 2016, and we have an accumulated deficit of $560.6 million as of January 31, 2016. We expect to incur net losses for at least the next twelve months even though we continue to restructure and reduce our expenses to be more in line with our current revenue. Through January 31, 2016, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability, we may not be able to sustain it. Our ability to continue as a going concern is dependent upon us successfully addressing viability concerns by our customers and achieving profitability or obtaining the necessary financing to fund our operations.

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

The public announcement of our engagement of a financial advisor to assist us in exploring strategic alternatives and the conclusion of that process whereby there were no buyers of the Company has and could continue to adversely affect our business, financial condition and results of operations.

Our public announcement that we have retained a financial advisor to assist us in exploring strategic alternatives has and could further disrupt our business and create uncertainty about our prospects as a stand-alone entity. Furthermore, our announcement that this process did not yield any buyers for the Company could continue to adversely affect our business. Such disruption or uncertainty has and could further have a material adverse effect on our business, financial condition and results of operations. The risks to our business include:

•	diversion of substantial management time and resources to address note holder and stockholder concerns;

•	difficulties in developing and maintaining relationships with customers and business partners;

•	our inability to conclude any of the go-to-market and technology relationship opportunities that we are pursuing; and

•	impairment of our ability to attract and retain key managers and other employees.

We have been notified by the New York Stock Exchange (the “NYSE”) that we are not in compliance with an NYSE continued listing requirement. Our disclosure of the notice of non-compliance could have a material, adverse effect on our business and operating results.

We disclosed publicly that, on January 8, 2016, we received a notice from the NYSE that we are not in compliance with an NYSE continued listing standard because the average closing price of our common stock was less than $1.00 per share over the consecutive 30-day trading period ended January 6, 2016. Our non-compliance could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services and could have a material, adverse impact on our business and operating results.

If we do not return to compliance with the NYSE’s continued listing standard, our common stock will be subject to the NYSE’s suspension and delisting procedures. The suspension of trading in or the delisting of our common stock would have a material, adverse effect on our business, operating results, financial condition, prospects and common stock.

We have six months following the receipt of the NYSE’s non-compliance notice to cure the deficiency and regain compliance and, if we fail to do so, our common stock will be subject to the NYSE’s suspension and delisting procedures. We can regain compliance at any time during the six-month cure period if our common stock has a closing price of at least $1.00 per share on the last trading day of any calendar month during the six-month cure period and an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month. We also may determine to remedy the non-compliance by taking action that will require stockholder approval, such as a reverse stock split, in which case our common stock will continue to be listed pending stockholder approval no later than our next annual meeting of stockholders and the prompt implementation of such action thereafter. However, there can be no assurance that we will be able to regain compliance by means of a reverse stock split or otherwise.

In addition, the NYSE’s continued listing standards provide that a listed company will be considered to be below compliance if its average global market capitalization over a consecutive thirty trading-day period is less than $50 million and, at the same time, stockholders’ equity is less than $50 million. As of January 31, 2016, our stockholders’ equity was a deficit of $54.9 million and our average global market capitalization over the thirty trading-day period ended March 31, 2016 was $59.6 million. Pursuant to the NYSE’s continued listing requirements, if the NYSE determines that we are below the market capitalization listing standard, it would notify us within ten business days. Following our receipt of the notification, we would have 45 days to submit a plan advising the NYSE of definitive action we have taken, or are taking, which would bring us into conformity with the continued listing standard within 18 months of receipt of the notice, and including in the plan such information as the NYSE requires or may request. Within 45 days of its receipt of a plan, the NYSE would make a determination as to whether we have made a reasonable demonstration in the plan of an ability to come into conformity with the relevant listing standard within 18 months. If the NYSE determined not to accept a plan, it promptly would initiate procedures to suspend trading in and delist our common stock.

If our average global market capitalization over a consecutive thirty trading-day period is less than $15 million, the NYSE will promptly initiate suspension and delisting procedures and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance.

A suspension or delisting could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and could have a material, adverse impact on our business and operating results. In addition, a suspension or delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation.

In the event of a delisting or suspension, our common stock could be traded on the over-the-counter bulletin board, or in the so-called “pink sheets.” In the event of such trading, it is likely that there would be: significantly less liquidity in the trading of our common stock; decreases in institutional and other investor demand for our common stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker-dealers willing to execute trades in our common stock. The occurrence of any of these events could result in a further decline in the market price of our common stock. The occurrence of any of these events could impair our ability to retain and attract employees and members of management.

A suspension or delisting of our common stock could result in a default of our obligations under our existing credit facilities and the indenture governing our Convertible Senior Notes (“Notes”).

A suspension or delisting of our common stock could result in an event of default under the credit agreement governing our existing credit facilities with Silicon Valley Bank, or SVB. In the event of a default, SVB would be able, among other things, to terminate the credit agreement, in which case the principal amounts of all loans plus interest would be immediately due and payable. In that event, we might not be able to repay the amounts due, in which case our lender has one or more remedies available to it under the credit agreement, including collateralizing any cash we have on deposit with SVB.

A suspension or delisting of our common stock also could result in a demand by the holders of our Notes that we repurchase the Notes pursuant to the terms and conditions of the indenture. In that event, we may not be able to repurchase our Notes, which could result in a default under the indenture. In the event of a default, our Notes would become immediately due and payable. If we are unable to pay our Notes, the holders, among other things, could pursue legal action against us. In addition, a default under the indenture could constitute a default under the credit facility.

A default under the credit agreement likely would have a material adverse impact upon our business, operating results, and financial condition and prospects, and likely would adversely affect our ability to continue as a going concern.

Our prior revenue growth rate may not recur and is not indicative of our future performance.

Our revenue and our revenue growth rates achieved in prior periods may not be indicative of our future revenue or revenue growth rates. While we experienced significant revenue growth rates in the years ended January 31, 2013 and 2014, we did not achieve similar revenue growth rate for the year ended January 31, 2015 and 2016. For example, our revenue for the first quarter of fiscal years 2016 and 2015 declined by approximately $8.4 million and $9.9 million, respectively, as compared to the fourth quarter of fiscal years 2015 and 2014, respectively. Our revenue for any prior quarterly or annual periods may not be indicative of our future revenue or revenue growth.

Our future operating results will depend upon our ability to increase our revenue.

To increase our revenue, we believe we must effectively, among other things:

•	maintain and extend our leadership in the development of the all flash array market;

•	compete effectively in the primary storage market with our Flash Storage Platform, including our Concerto OS 7 operating system software;

•	maintain our direct sales force as well as grow and expand our relationships with key customers, systems vendors and technology partners;

•	expand our channel relationships and successfully execute our channel strategy;

•	forecast and control expenses;

•	recruit, hire, train and manage additional research and development, and sales and marketing personnel;

•	expand our customer support capabilities on a global basis;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels, including trial deployments of systems;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

We expect that our efforts to increase revenue will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to increase revenue, our business, operating results, financial condition and prospects, and our ability to continue as a going concern will be adversely affected.

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

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. New start-up companies continue to innovate and may invent similar or superior products and technologies that may compete with our products and technology. Some of our competitors have made and are continuing to make acquisitions of other competitors and other businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, some of our competitors, including our systems vendor customers, may develop competing technologies and sell at zero or negative margins, through product bundling, closed technology platforms or otherwise, to gain business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. In addition, consolidations among systems vendors, which can occur unexpectedly, can significantly impact our sales efforts to systems vendors. As a result, there can be no assurance that our products will compete favorably, and any failure to do so could seriously harm our business, operating results and financial condition. Our competitors may attempt to use certain information, such as the pending securities litigation and changes in our management, against us, which could delay or prevent future business.

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

If our Flash Storage Platform products are not successful, our business could be materially and adversely affected.

Our ability to compete effectively in the primary storage market is dependent upon the success of a single line of products — our Flash Storage Platform 7300, 7300E, 7600 and 7700 products. If our Flash Storage Platform products are not successful, it will be difficult for us to compete in the primary storage market with our current products at margins that enable us to achieve and maintain profitability. We have faced and could continue to face increased pricing pressure, reduced gross margins, increased sales and marketing expenses, longer customer sales cycles and the loss of market share. In addition, if we have to compete in the primary storage market with our 6000 Series products, we could be forced to modify substantially our cost structure and business strategy, which could have a material adverse effect on our business and operating results.

We expect large and concentrated purchases by a limited number of customers to continue to represent a majority of our product revenue, and any loss of, or delay or reduction in purchases by a small number of customers could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a majority of our product revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the years ended January 31, 2016, 2015 and 2014 were 26%, 30% and 35%, respectively. As a consequence of our limited number of customers, the concentrated nature of their purchases and the timing of purchases from these large customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. For example, in the fourth quarter of fiscal year 2015, two large customers decided to evaluate our Flash Storage Platform instead of continuing with their purchases of our 6000 Series products. Consequently, our revenue for the period was below our guidance and declined slightly as compared to the third quarter of fiscal year 2015. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

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

Our all flash array products, including our Flash Storage Platform and Concerto OS 7 operating system software, and related software are highly technical and complex and are often used to store information critical to our end-customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss or corruption or other harm to our end-customers. Some errors in our products may only be discovered after they have been installed and used by end-customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, or any perception of the same in the marketplace, could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of end-customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate or could be subject to coverage exclusions or deductibles with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal amount of, to pay interest on or to refinance our indebtedness, including our Notes, depends upon our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and other fixed charges, fund working capital needs, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our operating results have fluctuated and may continue to fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.

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

Our success depends upon our ability to effectively plan and manage our resources and restructure our business in response to changing market conditions and market demand for our products, and such actions may have an adverse effect on our financial and operating results.

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning, forecasting and management process to enable us to effectively scale and adjust our business in response to fluctuating market opportunities and conditions.

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2016, we announced a restructuring plan focused on aligning our expense structure with revenue expectations. In connection with the restructuring plan, we reduced headcount by approximately 25% from that as of October 31, 2015. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other asset reductions (including, without limitation, impairment charges) and workforce and facility reductions. Charges associated with these activities would harm our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying restructuring activities.

Our sales cycles can be long and unpredictable, particularly with respect to large orders and establishing technology and systems integrator relationships that require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate significantly.

Our sales efforts include convincing end-customers of our products’ reliability and interoperability with their existing network infrastructure. Customers often undertake a trial deployment to evaluate and test our products, which can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, vendor certification, multiple approvals and unplanned administrative, processing and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, which could further extend the sales cycle as these new personnel typically require a significant amount of training and experience until they are productive. These factors, among others, result in long and unpredictable sales cycles, particularly with respect to large orders and the establishment of technology and systems integrator relationships. Further, we may invest significant management attention and expense in building relationships that do not ultimately result in successful sales.

We also sell to technology and systems integrators that incorporate our products into their solutions, which can require an extended evaluation and testing process before our product is approved for inclusion in one of their solutions. We also may be required to customize our product to interoperate with an integrator’s solution, which could further lengthen the sales cycle for sales to them. The length of our sales cycle makes us susceptible to the risk of delays or termination of orders if end-customers decide to delay or withdraw funding for datacenter projects, which could occur for various reasons, including global economic cycles and capital market fluctuations. In addition, as a result of the lengthy and uncertain sales cycles of our products, it is difficult for us to predict when customers may purchase products from us and as a result, our operating results may vary significantly and be adversely affected.

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

For example, in the fourth quarter of fiscal year 2015, we incurred a provision for excess and obsolete inventory of $17.6 million and an increase in accrued liabilities of $2.3 million for non-cancellable purchase orders when we transitioned from our 6000 Series All Flash Array to our Flash Storage Platform. Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships or cause us to lose potential sales.

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

The occurrence of any of these risks related to inventory could adversely affect our business, operating results and financial condition.

Our gross profit may vary and such variation may make it more difficult to forecast our earnings.

Our gross profit has been and may continue to be affected by a variety of factors, including:

•	demand for our products and related services;

•	discount levels and price competition;

•	average order size and customer mix;

•	product mix;

•	the provision for excess or obsolete inventory;

•	the cost and availability of components;

•	an increase in warranty expense or part replacement;

•	level of costs for providing customer support;

•	the mix of services or software as a percentage of revenue;

•	new product introductions and enhancements; and

•	geographic sales mix.

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

Our all flash array product line has accounted for substantially all of our revenue and is expected to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our Flash Storage Platform products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	any constraint on our ability to meet demand for our products, whether as a result of component supply constraint or the inability or unwillingness of our contract manufacturer to timely deliver products;

•	pricing pressures;

•	the introduction of products and technologies by competitors that serve as a replacement or substitute for, or represent an improvement over, these products;

•	an order resulting from a judgment of patent infringement or otherwise, that restricts our ability to market and sell our products; and

•	our inability to release enhanced versions of our products, including any related software or future generations of products, on a timely basis.

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

In certain markets, we rely on resellers and distributors to sell our products in markets where we do not have a direct sales force, and on authorized service providers to service and support our products in markets where we do not have direct customer service personnel. Any disruptions to, or failure to develop and manage, our relationships with resellers, distributors and authorized service providers could have an adverse effect on our customer relationships and on our ability to increase revenue.

Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of resellers, distributors and authorized service providers in markets where we do not have a direct sales force or direct customer service personnel. We currently have sales personnel in over 15 countries. In other markets, we rely and expect to continue to rely on establishing relationships with systems vendors, resellers and authorized service providers. Our ability to maintain or grow our international revenue will depend, in part, on our ability to carefully select, manage and expand our network of resellers, distributors and authorized service providers. We also have agreements with authorized service providers that deliver and install our products, as well as provide post-sale customer service and support, on our behalf in their local markets. In markets where we rely on resellers, distributors and authorized service providers, we have less contact with our customers and less control over the sales process and their responsiveness. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify and train our systems vendor partners, resellers and authorized service providers and to monitor their sales activity as well as the customer support and services being provided to our customers in their local markets could harm our business, operating results and financial condition.

Identifying, training, and retaining qualified resellers and authorized service providers require significant time and resources. In order to maintain and expand our network of resellers, distributors and authorized service providers, we must continue to scale and improve the systems, processes and procedures that support them, which will require continuing investment in our information technology infrastructure and dedication of significant training resources. As we grow our business and support organization, these systems, processes and procedures may become increasingly complex, difficult and expensive to manage, particularly as the geographic scope of our customer base expands globally.

We typically enter into non-exclusive agreements with our resellers, distributors and authorized service providers. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our resellers, distributors and authorized service providers from offering products and services that compete with ours. Accordingly, our resellers, distributors and authorized service providers may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Additionally, our competitors may provide incentives to our existing and potential resellers, distributors and authorized service providers to use, purchase or offer their products and services, which may prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.

If our third-party hardware repair service fails to timely and correctly resolve hardware failures experienced by our end-customers, our reputation will suffer, our competitive position will be impaired and our expenses could increase.

We and our authorized service providers rely upon third-party hardware maintenance providers, which specialize in providing vendor-neutral support of storage equipment, network devices and peripherals, to provide repair services to our end-customers. If our third-party repair service fails to timely and correctly resolve hardware failures, our reputation will suffer, our competitive position will be impaired and our expenses could increase. In April 2015, we entered into a three-year agreement with DecisionOne Corporation for our call center support and onsite maintenance services. Either party may terminate the agreement for any reason by providing the other party 120-day notice of termination. In addition, either party may immediately terminate the agreement for a material default by the other party that is not cured within 30 days. If our relationship with our third-party repair service were to end, we would have to engage a new third party provider of hardware support, and the transition could result in delays in effecting repairs and damage our reputation and competitive position as well as increase our operating expenses.

We rely on a single contract manufacturer to manufacture our products, and our failure to accurately forecast demand for our products or successfully manage our relationship with our contract manufacturer could negatively impact our ability to sell our products.

We rely on Flextronics International Ltd. (“Flex”) to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We purchase our flash components directly from a single-source supplier and consign these components to Flex. Our reliance on our contract manufacturer reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturer or if our contract manufacturer experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturer are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

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

A portion of our expenses are directly related to the pricing of components utilized in the manufacture of our products, such as field programmable gate arrays, memory chips and central processing units, or CPUs. In some cases, our contract manufacturer purchases these components in a competitive-bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components, especially for field programmable gate arrays, memory chips and CPUs. This volatility makes it difficult to predict expense levels and operating results, and may cause our expense levels and operating results to fluctuate significantly. Furthermore, these components can be subject to limits on supply or other supply volatility, which may negatively impact our ability to obtain quantities necessary at reasonable prices to grow our business and respond to customer demand for our products.

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

Our business has developed internationally. Through January 31, 2016, we had 118 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our Notes if we obtain stockholder approval) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the Notes would initially be valued at the fair value of a similar debt instrument that does not have an associated equity component and would be reflected as a liability in our consolidated balance sheet. The equity component of the Notes would be included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component. This original issue discount would be amortized to non-cash expense over the term of the Notes, and we would record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, we would report lower net income in our financial results because ASC 470-20 would require the interest expense associated with the Notes to include both the then current period’s amortization of the debt discount and the Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the security of our products could be harmed, we could lose potential sales and existing customers or we could incur other liability.

We have been and may continue to be the subject of actions taken by so-called “activist” stockholders, which may cause us to incur substantial costs which could harm our business and which could adversely affect our operating results and financial condition.

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

Additional Risks Related to Our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is currently traded on the NYSE, but we can provide no assurance that there will be active trading on that market or any other market in the future, especially in the event there is a suspension of trading in or a delisting of our common stock or a default under our credit facilities or the indenture governing our Notes. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $0.42 to $7.98 per share through March 31, 2016. Some of the factors affecting our volatility include:

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

Our headquarters occupy approximately 66,000 square feet in Santa Clara, California under a lease that expires in February 2017. In addition, we have offices in New York, North Carolina, China, Japan, Singapore, South Korea and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs and if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3.	Legal Proceedings

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming us and a number of our present or former directors and officers, and the underwriters of our September 27, 2013 initial public offering (the “IPO”). The four complaints were consolidated into a single, putative class action, and on March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of our common stock issued in the IPO.

The parties have reached a settlement that, if approved by the Court, will fully resolve the claims brought by plaintiffs on behalf of the class they seek to represent. The proposed settlement establishes a settlement fund of $7.5 million in return for a release of all claims in this matter. The settlement fund will be paid by our insurance carrier and will not result in any additional expense us.

On March 16, 2016, the Court granted plaintiffs’ Motion for Preliminary Approval of Class Action Settlement and set a Final Approval Hearing for July 26, 2016. Pursuant to the Court’s Preliminary Approval Order, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or object to the settlement. At the final approval hearing, the Court will consider the notice process and results, any objections and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is approved, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

A putative stockholder derivative action is pending before the same court as the putative class action. In the derivative action, the plaintiffs allege that certain of our current and former officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The parties agreed to stay the derivative action pending further developments in the putative class action. The parties have reached a settlement in principle of the derivative action, which is in the process of being documented and presented for the Court’s approval.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock began trading publicly on the New York Stock Exchange under the ticker symbol “VMEM” on September 27, 2013. The following table sets forth, for the period indicated, the high and low sale prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal Year Ended January 31, 2016:
First Quarter	$4.36	$3.07
Second Quarter	$3.50	$2.01
Third Quarter	$2.43	$1.38
Fourth Quarter	$1.76	$0.65
Fiscal Year Ended January 31, 2015:
First Quarter	$5.15	$3.49
Second Quarter	$4.58	$3.07
Third Quarter	$5.32	$3.61
Fourth Quarter	$5.38	$3.84

Holders of Record

As of January 31, 2016, there were approximately 205 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows a comparison from September 27, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the NYSE Composite Index. The graph assumes that $100 was invested on September 27, 2013 in the common stock of Violin Memory, Inc., the S&P 500 Index and the NYSE Composite Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Sale of Unregistered Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

Our IPO was made pursuant to a registration statement on Form S-1 (File No. 333-190823), which the SEC declared effective on September 26, 2013. As a result of the offering, we raised approximately $145.8 million in proceeds, net of underwriting discounts, commissions and offering expenses. We have invested a portion of the net proceeds in short-term, interest bearing obligations and investment grade instruments, and repaid all of our outstanding debt obligations shortly after the IPO. We used a portion of the net proceeds for working capital and general corporate purposes, including further expansion of our sales and marketing efforts, continued investments in research and development and for capital expenditures. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on September 27, 2013.

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

We derived the consolidated statements of operations data for the years ended January 31, 2016, 2015 and 2014 and the consolidated balance sheets data as of January 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended January 31, 2013 and 2012 and the consolidated balance sheets data as of January 31, 2014, 2013 and 2012 from our consolidated financial statements that are not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product revenue	$27,342	$58,378	$88,321	$69,584	$52,541
Service revenue	23,525	20,597	19,335	4,214	1,347

Total revenue	50,867	78,975	107,656	73,798	53,888

Cost of revenue:
Cost of product revenue (1)	17,177	30,450	47,773	38,180	38,110
Inventory provision due to product transition	—	19,928	9,154	—	—
Cost of service revenue (1)	11,404	8,389	7,846	4,474	1,156

Total cost of revenue	28,581	58,767	64,773	42,654	39,266

Gross profit	22,286	20,208	42,883	31,144	14,622

Operating expenses:
Sales and marketing (1)	55,623	61,871	81,104	61,094	21,493
Research and development (1)	41,696	52,091	73,743	57,840	26,641
General and administrative (1)	17,165	20,645	29,622	21,105	6,222
Gain on sale of PCIe product line	—	(17,448)	—	—	—
Restructuring charges	—	3,062	4,869	—	—
Litigation settlement	—	652	350	—	2,100

Total operating expenses	114,484	120,873	189,688	140,039	56,456

Loss from operations	(92,198)	(100,665)	(146,805)	(108,895)	(41,834)
Other income (expense), net	(11)	(4,910)	(1,389)	(79)	89
Interest and other financing expense	(6,716)	(3,205)	(1,539)	(31)	(3,033)

Loss before provision for income taxes	(98,925)	(108,780)	(149,733)	(109,005)	(44,778)
Provision for income taxes	142	123	76	97	7

Net loss	$(99,067)	$(108,903)	$(149,809)	$(109,102)	$(44,785)

Net loss per share of common stock, basic and diluted (2)	$(1.02)	$(1.20)	$(3.88)	$(8.01)	$(4.77)

Shares used to compute net loss per share of common stock, basic and diluted (2)	97,008	90,959	38,591	13,624	9,396

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$1,155	$718	$100	$150	$15
Cost of service revenue	1,702	658	889	474	4
Sales and marketing	4,744	4,792	10,344	4,061	299
Research and development	7,183	9,570	6,900	3,228	236
General and administrative	6,577	7,228	18,166	10,010	492

	$21,361	$22,966	$36,399	$17,923	$1,046

(2)	See Note 12 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stock holders.

	As of January 31,
	2016	2015 (1)	2014 (1)	2013 (1)	2012 (1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$65,979	$153,915	$99,379	$17,378	$22,604
Working capital	53,737	132,842	97,057	32,175	37,689
Total assets	112,847	204,203	184,663	88,150	73,285
Convertible notes	117,464	115,968	—	—	682
Total liabilities	167,699	182,797	80,939	43,426	29,134
Additional paid-in-capital	505,274	482,674	456,223	247,531	137,938
Accumulated deficit	(560,592)	(461,525)	(352,622)	(202,813)	(93,711)
Total stockholders’ equity (deficit)	(54,852)	21,406	103,724	44,724	44,151

(1)	Prior year amounts have been retrospectively adjusted upon our adoption of Accounting Standards Update (“ASU”) No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs.

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

In February 2015, we introduced the Flash Storage Platform, the industry’s first vertically integrated design of software, firmware and hardware that delivers the highest performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs our Concerto OS 7, a single operating system with integrated data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as our suite of other Enterprise Data Services. With our Flash Storage Platform, all active data (Tiers 0, 1, and 2) can be consolidated onto a single tier, simplifying storage administration. Additionally, with our release of Symphony Management Suite Version 3.0, the entire software functionality can all be controlled in 1, 2 or 3 clicks, with management of the entire storage estate, through a single pane of glass.

We market and sell our products directly to end-customers and through channel partners, including systems vendors, technology partners and resellers. As of January 31, 2016, we had 118 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. As of January 31, 2016, we believe our All Flash Arrays have been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers.

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

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 26%, 30% and 35% for fiscal year 2016, 2015 and 2014, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 63%, 61% and 62% of total revenue for fiscal years 2016, 2015 and 2014, respectively.

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

We had total revenue of $50.9 million, $79.0 million and $107.7 million for fiscal years 2016, 2015 and 2014, respectively. Our headcount decreased to 318 as of January 31, 2016 from 329 employees as of January 31, 2015. We had a net loss of $99.1 million, $108.9 million and $149.8 million for fiscal years 2016, 2015 and 2014, respectively. We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through debt and equity financings. As of January 31, 2016, we had an accumulated deficit of $560.6 million.

In December 2015, we announced a plan to review our strategic alternatives and hired an investment banker, Jefferies LLC, to assist with the process. In March 2016, we announced that the review of strategic alternatives did not result in an acquisition of Violin, but identified a few global technology companies that were interested in pursuing technology and go-to-market collaboration.

In March 2016, we also announced a restructuring plan focused on aligning our expense structure with current revenue expectations. In connection with the restructuring plan, we reduced headcount by approximately 25% from the end of the third quarter of fiscal year 2016. We anticipate these actions to result in a reduction of quarterly operating expenses of approximately 33% and that our cash burn rate will be less than $10 million per quarter beginning with the second quarter of fiscal year 2017.

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

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our All Flash Array products, software and related support and services. We sell our products on a purchase order basis directly to end-customers and through channel partners, including distributors and resellers. Our mix of sales between end-customers and channel partners impacts the average selling price of our products. We derive support services revenue from the sale of our premium support services. These support services are provided pursuant to support terms that generally are for either one- or three-year durations. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract, and revenue is recognized ratably over the support period.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel-related expenses, consulting expenses associated with sales and marketing activities and allocated facilities costs. Our sales personnel are typically not immediately productive, and therefore, the increase in sales and marketing expenses is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could cause our future period-to-period financial performance to fluctuate. We have generated a larger percentage of our sales from direct sales or through resellers with whom we will be directly involved in the sales process with the end-customer. We are focused on improving the productivity of our direct sales teams. In addition, we continue to develop go-to-market capabilities through channel partners. To the extent we are successful, these activities will provide incremental sales leverage to our existing direct selling efforts.

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

Provision for Income Taxes

From inception through January 31, 2016, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2016, we had approximately $319.0 million and $103.2 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Year Ended January 31,
	2016	2015	2014
Revenue:
Product revenue	$27,342	$58,378	$88,321
Service revenue	23,525	20,597	19,335

Total revenue	50,867	78,975	107,656

Cost of revenue:
Cost of product revenue (1)	17,177	30,450	47,773
Inventory provision due to product transition	—	19,928	9,154
Cost of service revenue (1)	11,404	8,389	7,846

Total cost of revenue	28,581	58,767	64,773

Gross profit	22,286	20,208	42,883

Operating expenses:
Sales and marketing (1)	55,623	61,871	81,104
Research and development (1)	41,696	52,091	73,743
General and administrative (1)	17,165	20,645	29,622
Gain on sale of PCIe product line	—	(17,448)	—
Restructuring charges	—	3,062	4,869
Litigation settlement	—	652	350

Total operating expenses	114,484	120,873	189,688

Loss from operations	(92,198)	(100,665)	(146,805)
Other expense, net	(11)	(4,910)	(1,389)
Interest and other financing expense	(6,716)	(3,205)	(1,539)

Loss before provision for income taxes	(98,925)	(108,780)	(149,733)
Provision for income taxes	142	123	76

Net loss	$(99,067)	$(108,903)	$(149,809)

Net loss per share of common stock, basic and diluted (2)	$(1.02)	$(1.20)	$(3.88)

Shares used to compute net loss per share of common stock, basic and diluted (2)	97,008	90,959	38,591

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$1,155	$718	$100
Cost of service revenue	1,702	658	889
Sales and marketing	4,744	4,792	10,344
Research and development	7,183	9,570	6,900
General and administrative	6,577	7,228	18,166

	$21,361	$22,966	$36,399

(2)	See Note 12 of the consolidated financial statements for an explanation of the calculations of basic and diluted net loss per share available to common stock holders.

Revenue

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2016	2015	$	%	2015	2014	$	%
Product revenue	$27,342	$58,378	$(31,036)	(53%)	$58,378	$88,321	$(29,943)	(34%)
Service revenue	23,525	20,597	2,928	14%	20,597	19,335	1,262	7%

	$50,867	$78,975	$(28,108)	(36%)	$78,975	$107,656	$(28,681)	(27%)

Fiscal Year 2016 Compared to Fiscal Year 2015

Total revenue decreased $28.1 million from fiscal year 2015 to fiscal year 2016. The decrease in total revenue was due to a challenging product line transition, increased competition and later in the year around customers concerns around the Company’s long-term prospects given we hired an investment banker to assist with a review of strategic alternatives. In February 2015, we announced our Flash Storage Platform and started to move towards the primary storage market in addition to database acceleration. During the year, we saw our legacy platform revenue decrease faster than the increase in revenue from the Flash Storage Platform.

Specifically, product revenue decreased by $31.0 million due to a decrease of approximately 46% in the total number of All Flash Arrays sold. During fiscal years 2016 and 2015, revenue associated with our 6000 Series All Flash Arrays represented $11.3 million and $48.4 million, or 41% and 83% of product revenue, respectively. The increase in service revenue of $2.9 million primarily relates to an increase in our support revenue of $3.2 million related to the continued growth in our installed base and of $0.7 million due to some professional service engagements unique to fiscal year 2016 partially offset by a decrease in PCIe card development services provided to Toshiba of $1.0 million.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue decreased $28.7 million from fiscal year 2014 to fiscal year 2015. The decrease in total revenue was due to a disruption in the sales cycle caused by a number of factors, including increased competition, especially against competitors with data efficiency software; the public disclosure at the time of our IPO of the size of our quarterly operating losses; the restructuring of our sales and marketing organization to a more efficient go-to-market model; and concern around executive turnover.

Specifically, product revenue decreased by $29.9 million due to a decrease of approximately 35% in the total number of All Flash Arrays sold and a decrease in PCIe cards of $4.2 million as we stopped selling PCIe cards in order to focus on our All Flash Array business. During fiscal years 2015 and 2014, revenue associated with our 6000 Series All Flash Arrays represented $48.4 million and $74.0 million, or 83% and 84% of product revenue, respectively. In addition, software revenue increased by $1.3 million to $5.3 million in fiscal year 2015 as compared to $4.0 million in fiscal year 2014. The increase in service revenue of $1.3 million primarily relates to an increase in our support revenue of $6.1 million related to the continued growth in our installed base partially offset by a decrease in PCIe card development services provided to Toshiba of $5.0 million.

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2016	2015	$	%	2015	2014	$	%
Cost of product revenue	$17,177	$30,450	$(13,273)	(44%)	$30,450	$47,773	$(17,323)	(36%)
Inventory provision due to product transition	—	19,928	(19,928)	*	19,928	9,154	10,774	118%
Cost of service revenue	11,404	8,389	3,015	36%	8,389	7,846	543	7%

	$28,581	$58,767	$(30,186)	(51%)	$58,767	$64,773	$(6,006)	(9%)

Gross profit	$22,286	$20,208	$2,078	10%	$20,208	$42,883	$(22,675)	(53%)

Product gross margin	37%	14%			14%	36%
Service gross margin	52%	59%			59%	59%
Total gross margin	44%	26%			26%	40%

*	Not meaningful

Fiscal Year 2016 Compared to Fiscal Year 2015

Cost of revenue decreased $30.2 million from $58.8 million in fiscal year 2015 to $28.6 million in fiscal year 2016. The decrease was primarily due to the decrease in product revenue of approximately $31.0 million and no major write-off of inventory in the current fiscal year.

Gross margin improved from 26% in fiscal year 2015 to 44% in fiscal year 2016. Excluding the inventory provision of $19.9 million from the prior fiscal year, our overall gross margin declined from 51% to 44%; and our product gross margin declined from 48% to 37%. The decline in our product gross margins is primarily due to greater discounting of product sales in fiscal year 2016 and our manufacturing overhead representing a higher percentage of revenue partially offset by the net benefit of $3.5 million we received in fiscal year 2016 from the sale of previously written-down inventory.

Service gross margin declined from 59% in fiscal year 2015 to 52% in fiscal year 2016. The decrease was due to increased support costs as we increased headcount in the service organization. Support costs increased approximately $3.0 million of which stock-based compensation was $1.0 million. Our customer support and professional services headcount increased from 26 in fiscal year 2015 to 38 in fiscal year 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014

Cost of revenue decreased $6.0 million from $64.8 million for fiscal year 2014 to $58.8 million for fiscal year 2015. The decrease was primarily due to the decrease in product revenue of approximately $29.9 million offset by an increase in our inventory provision of $10.8 million in fiscal year 2015 due to our product transition to the Flash Storage Platform.

Gross margin declined from 40% in fiscal year 2014 to 26% in fiscal year 2015. Excluding the inventory provisions, our overall gross margin improved from 48% to 51% and our product gross margin improved from 46% to 48%. The improvement was primarily due to greater sales of our 6264 All Flash Array and software products, which had higher gross margin profiles, in fiscal year 2015 as compared to fiscal year 2014 partially offset by heavily discounted 32nm products and the introduction of our “Pay-As-You-Grow” model in the second quarter of fiscal 2015. The Pay-As-You-Grow model provides our customers with the ability to expand capacity non-disruptively. We accomplish this by initially shipping full capacity hardware at lower capacity prices, resulting in lower gross margins initially. If and when the customer buys capacity upgrades in the future, we will recognize 100% gross margin.

Service gross margin was 59% for the years ended January 31, 2015 and 2014.

Operating Expenses

	Year Ended January 31,		Change in		Year Ended January 31,		Change in
	2016	2015	$	%	2015	2014	$	%
Sales and marketing	$55,623	$61,871	$(6,248)	(10%)	$61,871	$81,104	$(19,233)	(24%)
Research and development	41,696	52,091	(10,395)	(20%)	52,091	73,743	(21,652)	(29%)
General and administrative	17,165	20,645	(3,480)	(17%)	20,645	29,622	(8,977)	(30%)
Gain on sale of PCIe product line	—	(17,448)	*	*	(17,448)	—	*	*
Restructuring charges	—	3,062	*	*	3,062	4,869	(1,807)	(37%)
Litigation settlement	—	652	*	*	652	350	302	86%

	$114,484	$120,873			$120,873	$189,688

*	Not meaningful

Fiscal Year 2016 Compared to Fiscal Year 2015

Sales and marketing expense decreased $6.2 million from fiscal year 2015 to fiscal year 2016. The decrease was primarily due to a decrease in personnel related expenses of $7.4 million primarily due to a decrease in commissions of $4.5 million due to lower revenue and a reduction in headcount resulting in a $2.0 million decrease in salaries and related costs. As of January 31, 2016, we had 118 sales and marketing employees compared to 140 at January 31, 2015. In addition, depreciation expenses decreased $2.0 million due to the lower level of demonstration equipment at customer sites. Travel and entertainment expenses also decreased $0.5 million as a result of cost-cutting measures and lower headcount. These decreases were offset by an increase in marketing expenses of $2.0 million primarily due to the product launch of the Flash Storage Platform, marketing campaigns and digital marketing.

Research and development expense decreased $10.4 million from fiscal year 2015 to fiscal year 2016 primarily due to a decrease in personnel-related costs of $2.8 million and stock-based compensation of $2.4 million, primarily due to the transfer of an assembled workforce in connection with the sale of our PCIe product line half way through fiscal year 2015 as well as reduction in force that occurred during the first quarter of fiscal year 2015. We ended fiscal year 2016 with 127 employees in research and development, which compares to 128 at the end of fiscal year 2015 and 182 at the end of fiscal year 2014. We also experienced decreases in expensed equipment of $3.8 million, reflecting the development of the Flash Storage Platform in fiscal year 2015, depreciation of $0.8 million and consulting expenses of $0.5 million.

General and administrative expense decreased $3.5 million from fiscal year 2015 to fiscal year 2016 primarily due to a decrease in legal fees of $1.0 million after we met the deductible on our insurance related to the class action lawsuit during fiscal year 2016. In addition, the CEO’s sign-on bonus was being expensed over eighteen months, which ended in the second quarter of 2016, resulting in lower personnel costs of $1.0 million. Consulting fees decreased by $0.6 million, and stock-based compensation expense decreased by $0.7 million primarily related to the accelerated vesting of equity awards held by certain former executives in the prior year.

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

Beginning in the fourth quarter of fiscal year 2014, we began a strategic restructuring of our operations. For the year ended January 31, 2015, we recognized restructuring charges of $3.1 million, consisting of excess facilities of $1.8 million and severance expenses of $1.2 million. With the closing of the transaction with SK Hynix in the second quarter of fiscal year 2015, we completed our restructuring plan. There was no similar plan in fiscal year 2016.

Fiscal Year 2015 Compared to Fiscal Year 2014

Sales and marketing expense decreased $19.2 million from fiscal year 2014 to fiscal year 2015. The decrease was primarily due to a decrease in personnel related expenses of $20.1 million, including a reduction in stock-based compensation expenses of $5.6 million. In the fourth quarter of fiscal year 2014, we began reducing our sales and marketing organization to better align our expense structure with revenue. As of January 31, 2015, we had 140 sales and marketing employees compared to 189 sales and marketing employees at January 31, 2014. Travel and entertainment expenses also decreased $1.9 million as a result. These decreases were offset by increases in marketing expenses of $1.2 million and depreciation and amortization of $1.3 million.

Research and development expense decreased $21.7 million from fiscal year 2014 to fiscal year 2015 primarily due to a decrease in personnel-related costs of $8.4 million, which includes an increase in stock-based compensation of $2.7 million. The decrease is primarily due to the transfer of an assembled workforce in connection with the sale of our PCIe product line and to having less employees throughout the year as compared to the prior year. The number of research and development employees was 128 as of January 31, 2015 and compares to 182 as of January 31, 2014. We also experienced decreases in licensed software fees of $8.7 million, depreciation and amortization of $2.7 million and outside services costs of $0.8 million. In fiscal year 2014, we expensed $6.0 million related to a software OEM agreement.

General and administrative expense decreased $9.0 million from fiscal year 2014 to fiscal year 2015 primarily due to a decrease in stock-based compensation of $10.9 million primarily related to the accelerated vesting of equity awards held by certain former executives in the prior year and outside services of $1.3 million primarily related to fees associated with the CEO search incurred in the prior year. These decreases were partially offset by increases in personnel costs of $1.9 million primarily related to the CEO’s sign-on bonus being recognized over 18 months, insurance and business license expenses associated with being a public company of $0.9 million and bad debt expenses of $0.4 million.

Other Expense, Net

Other expense, net in fiscal year 2015 was $4.9 million primarily due to the impairment of a cost-method investment of $3.5 million and exchange rate losses of $1.4 million in fiscal year 2015 primarily related to Euro-denominated cash balances, accounts receivable and intercompany accounts. For fiscal year 2014, other expense, net consisted primarily of an impairment of a cost-method investment of $0.7 million and exchange rate losses of $0.4 million primarily related to foreign currency denominated accounts receivable.

Interest and Other Financing Expense

Interest and other financing expense for fiscal year 2016 consists primarily of $5.1 million in interest on our convertible senior notes issued October 2014 compared $1.7 million in fiscal year 2015. In addition, the expense includes $1.5 million amortization of debt issuance costs in fiscal year 2016 compared to $0.6 million in fiscal year 2015. We also expensed $0.4 million in fiscal year 2015 as a loss on extinguishment of our revolving debt concurrent with the issuance of the convertible senior notes.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended January 31, 2016. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014
	(In thousands)
Revenue:
Product revenue	$4,346	$6,326	$9,847	$6,823	$14,530	$16,887	$14,188	$12,773
Service revenue	6,578	6,213	5,456	5,278	5,990	4,842	4,405	5,360

Total revenue	10,924	12,539	15,303	12,101	20,520	21,729	18,593	18,133

Cost of revenue:
Cost of product revenue (1)	3,692	3,383	5,872	4,230	8,373	8,477	6,934	6,666
Inventory provision due to product transition	—	—	—	—	19,928	—	—	—
Cost of service revenue (1)	3,067	2,785	2,831	2,721	2,421	2,099	1,971	1,898

Total cost of revenue	6,759	6,168	8,703	6,951	30,722	10,576	8,905	8,564

Gross profit (loss)	4,165	6,371	6,600	5,150	(10,202)	11,153	9,688	9,569

Operating expenses:
Sales and marketing (1)	14,479	14,049	13,655	13,440	14,871	15,660	15,107	16,233
Research and development (1)	9,480	10,110	10,580	11,526	10,724	12,537	12,994	15,836
General and administrative (1)	3,850	3,456	4,708	5,151	4,769	4,890	5,154	5,832
Gain on sale of PCIe product line	—	—	—	—	—	—	(17,448)	—
Restructuring charges	—	—	—	—	—	—	1,306	1,756
Litigation settlement	—	—	—	—	—	—	652	—

Total operating expenses	27,809	27,615	28,943	30,117	30,364	33,087	17,765	39,657

Loss from operations	(23,644)	(21,244)	(22,343)	(24,967)	(40,566)	(21,934)	(8,077)	(30,088)
Other income (expense), net	(90)	126	(303)	256	(4,421)	(427)	(181)	119
Interest expense	(1,623)	(1,649)	(1,694)	(1,750)	(1,791)	(1,122)	(124)	(168)

Loss before income taxes	(25,357)	(22,767)	(24,340)	(26,461)	(46,778)	(23,483)	(8,382)	(30,137)
Provision for (benefit from) income taxes	157	(98)	42	41	43	44	30	6

Net loss	$(25,514)	$(22,669)	$(24,382)	$(26,502)	$(46,821)	$(23,527)	$(8,412)	$(30,143)

Net loss per share of common stock, basic and diluted	$(0.26)	$(0.23)	$(0.25)	$(0.28)	$(0.50)	$(0.25)	$(0.09)	$(0.35)

Shares used to compute net loss per share of common stock, basic and diluted	98,363	97,556	96,588	95,478	93,611	92,373	91,410	85,951

(1) Includes stock-based compensation expense as follows:

Cost of product revenue	$402	$232	$270	$251	$104	$156	$279	$179
Cost of service revenue	650	383	334	335	268	210	93	87
Sales and marketing	1,677	786	1,475	806	879	1,291	1,191	1,437
Research and development	1,647	1,582	1,977	1,977	1,735	1,735	1,834	4,266
General and administrative	1,732	1,052	1,902	1,891	2,277	1,861	1,419	1,671

	$6,108	$4,035	$5,958	$5,260	$5,263	$5,253	$4,816	$7,640

The following table sets forth consolidated results of operations for the specified periods as a percentage of our revenues for those periods.

	Three Months Ended
	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014
	(As percentage of total revenue)
Revenue:
Product revenue	40%	50%	64%	56%	71%	78%	76%	70%
Service revenue	60	50	36	44	29	22	24	30

Total revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Cost of product revenue	34	27	38	35	41	39	37	37
Inventory provision due to product transition	—	—	—	—	97	—	—	—
Cost of service revenue	28	22	18	22	12	10	11	10

Total cost of revenue	62	49	56	57	150	49	48	47

Gross profit (loss)	38	51	44	43	(50)	51	52	53

Operating expenses:
Sales and marketing	133	112	89	111	72	72	81	90
Research and development	87	81	69	95	52	58	70	87
General and administrative	35	28	31	43	23	23	28	32
Gain on sale of PCIe product line	—	—	—	—	—	—	(94)	—
Restructuring charges	—	—	—	—	—	—	7	10
Litigation settlement	—	—	—	—	—	—	4	—

Total operating expenses	255	221	189	249	147	153	96	219

Loss from operations	(217)	(170)	(145)	(206)	(197)	(102)	(44)	(166)
Other income (expense), net	(1)	1	(2)	2	(22)	(2)	(1)	1
Interest expense	(15)	(13)	(11)	(14)	(9)	(5)	(1)	(1)

Loss before income taxes	(233)	(182)	(158)	(218)	(228)	(109)	(46)	(166)
Provision for (benefit from) income taxes	1	(1)	—	—	—	—	—	—

Net loss	(232)%	(183)%	(158)%	(218)%	(228)%	(109)%	(46)%	(166)%

Liquidity and Capital Resources

Primary Sources of Liquidity

As of January 31, 2016, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $66.0 million and accounts receivable of $5.3 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible senior notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120 million of convertible senior notes, which included $15 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In April 2016, we amended our secured revolving line of credit with Silicon Valley Bank, or SVB, to extend the term through May 1, 2017, modify the financial covenants and lower the commitment to $10 million. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom.

Cash Flow Analysis

	Year Ended January 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(78,591)	$(79,503)	$(81,548)
Investing activities	4,234	7,576	(68,999)
Financing activities	4,620	124,953	173,442

Operating Activities

Our net cash used in operating activities for fiscal year 2016 was $78.6 million and consisted primarily of our net loss of $99.1 million offset by non-cash items of depreciation and amortization of $8.7 million and stock-based compensation of $21.4 million. Besides our net operating loss, we used cash to settle liabilities during the year. Accounts payable and accrued liabilities decreased by $13.7 million. Our deferred revenue also decreased by $6.8 million due to lower sales and recognition of previously deferred amounts to revenue. These uses of cash were partially offset by a reduction in accounts receivable of $9.8 million due to lower sales.

We used net cash in operating activities for fiscal year 2015 of $79.5 million, which largely reflects our net loss less non-cash items and the payment of accrued liabilities during the fiscal year partially offset by a decrease in inventory. Specifically, we had a net loss of $108.9 million for the year ended January 31, 2015, less the following non-cash items: stock-based compensation of $23.0 million, provision for excess and obsolete inventory of $21.0 million and depreciation and amortization of $11.0 million and increased by a gain on the sale of PCIe product line of $17.5 million. In addition, we paid down accrued liabilities by $17.1 million, which relates primarily to the payment of non-cancellable inventory purchase commitments, the refund of fees associated with the termination of our PCIe development contract with Toshiba and a litigation settlement. These reductions in cash were offset by an increase in cash due to lower inventory of $9.1 million.

Our net cash used in operating activities for fiscal year 2014 was $81.5 million and was primarily due to costs related to building the infrastructure to support our current and anticipated growth. Our net loss for fiscal year 2014 was $149.8 million and included non-cash stock-based compensation of $36.4 million, depreciation of $12.6 million, impairment charges of $2.0 million and a provision for excess and obsolete inventory related to our PCIe card inventory of $9.2 million.

Investing Activities

Cash flows from investing activities generally consist of purchase of property and equipment, including product development and testing lab equipment used to support engineering and support service personnel. Our purchases of product development and testing lab equipment have varied over time as the number of our engineers fluctuates and based on the timing of new product introductions. We have purchased property and equipment of $6.9 million, $11.8 million and $9.3 million for fiscal years 2016, 2015 and 2014, respectively. A large portion of this equipment is All Flash Arrays that we have capitalized. In addition, we have transferred inventory into lab equipment within fixed assets of $0.1 million, $0.7 million and $4.4 million during fiscal years 2016, 2015 and 2014, respectively, which has been reflected as a non-cash transaction in the statements of cash flows.

In addition to purchases of property and equipment in fiscal year 2016, we received proceeds from sale and maturity of short-term investments of $70.8 million offset by purchases of short-term investments of $52.4 million and increased restricted cash balance by $7.7 million.

In addition to purchases of property and equipment, cash from investing activities for fiscal year 2015 comprised of proceeds from the sale of the PCIe product line of $23.0 million offset by $2.3 million, which was placed in escrow, and by net purchases of short-term investments of $1.4 million.

In addition to purchases of property and equipment, cash used in investing activities for fiscal year 2014 comprised of purchases of short-term investments of $66.2 million, partially offset by maturity of short-term investments of $7.1 million.

Financing Activities

Cash flows from financing activities for fiscal year 2016 primarily include net proceeds from borrowings on our line of credit of $3.4 million and proceeds from the exercise of common stock options and stock purchases under our employee stock purchase plan of $1.3 million.

Cash flows from financing activities for fiscal year 2015 primarily include net proceeds from convertible debt of $115.4 million, net proceeds from borrowings on our line of credit of $9.5 million, and proceeds from the exercise of common stock options and from the sale of common stock of $3.2 million and $0.9 million, respectively, offset by taxes paid related to net share settlement of equity awards of $3.9 million.

We generated $173.4 million of net cash from financing activities in fiscal year 2014. This consisted of proceeds from our IPO, net of underwriting discount and commission and offering costs, of $145.8 million and proceeds from issuance of preferred stock, net of issuance costs, and convertible notes of $21.0 million and $5.2 million, respectively.

Future Capital Requirements

As of January 31, 2016, we had cash, cash equivalents, restricted cash and short-term investments of $76.0 million. For the year ended January 31, 2016, cash used in operations was primarily funded through borrowing. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the continued market acceptance of our products and possible acquisitions of, or investments in businesses, technologies or other assets.

In October 2014, we entered into a $20.0 million secured revolving credit facility with SVB, which was subsequently amended in April 2016. Under the amendment, we extended the line of credit until May 1, 2017, modified the financial covenants and reduced the commitment to $10 million. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. As of January 31, 2016, we had $13.4 million outstanding on the line of credit.

The credit agreement with SVB contains customary representations and warranties, as well as affirmative and negative covenants. The credit agreement contains financial covenants, including covenants requiring us to maintain a minimum cash balance, a minimum consolidated adjusted quick ratio and achieve a certain level of revenue relative to our operating plan. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the credit agreement contains certain negative covenants, including restrictions on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments.

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

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of January 31, 2016.

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

Contractual Obligations

The following summarizes our contractual obligations as of January 31, 2016 (in thousands):

		Less than 1	2 to 3	4 to 5	After 5
	Total	year	years	years	years
Convertible senior notes, including interest (1)	$140,400	$5,100	$10,200	$125,100	$—
Purchase commitments (2)(3)	18,884	6,634	3,500	3,500	5,250
Facility operating lease commitments	4,069	3,775	294	—	—

	$163,353	$15,509	$13,994	$128,600	$5,250

(1)	The convertible senior notes reflected above include projected interest payments over the term of the notes as of January 31, 2016, assuming interest rates in effect for the borrowings as of January 31, 2016 and redemption of the borrowings on October 31, 2019 in accordance with the terms of the notes.

(2)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(3)	In June 2012, we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team, which was amended in April 2014. As part of the amended agreement, we will receive advertising during home games and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium in Santa Clara, California. We committed to make payments to the Team of $1.75 million per year through fiscal year 2024.

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

Revenue Recognition

We derive our revenue from sales of products and related support services and enter into multiple-element arrangements in the normal course of business with our direct customers, distributors and resellers. In all of our arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and we deem collection to be reasonably assured. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an Arrangement – We consider a non-cancelable agreement signed by a direct customer, distributor or reseller or purchase order generated by a customer, distributor or reseller to be persuasive evidence of an arrangement.

•	Delivery has Occurred – We consider delivery to have occurred when product has been delivered to the customer and no post-delivery obligations exist other than ongoing support obligations sold under separate support terms. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•	Fees are Fixed or Determinable – We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue net of estimated returns or if a reasonable estimate cannot be made, when the right to a refund or adjustment lapses. We currently do not provide price protection, rebates or other sales incentives to customers. We also do not allow a right of return to our customers, including distributors and resellers.

•	Collection is Reasonably Assured – We conduct a credit worthiness assessment on our customers, distributors, and resellers. If we determine that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Our multiple-element arrangements typically include two elements: hardware, which includes embedded software, and support services. Beginning in the second quarter of fiscal year 2014, following introduction of the Violin Symphony Management Software Suite, our multiple-element arrangements also may include non-essential software elements. We have determined that our hardware and the embedded software are considered a single unit of accounting, because the hardware and software function together to deliver the hardware’s essential functionality and the hardware is never sold separately without the essential software. Standalone software, professional services and support services are each considered a separate unit of accounting as they are sold separately and have standalone value.

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

Stock-Based Compensation

Overview

We typically grant stock options and restricted stock units (“RSUs”) to our employees, consultants and members of our board of directors. These equity awards typically vest upon the satisfaction of a service condition, which is generally three to four years.

We account for stock-based employee compensation under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options and RSUs to be measured based on the grant date fair value of the awards. We record stock-based compensation expense for service-based equity awards, including RSUs, using the straight-line attribution method over the period during which the employee is required to perform service in exchange for the awards. We capitalize stock-based employee compensation when appropriate. Capitalized stock-based compensation expense was not material for the three years ended January 31, 2016.

Determining the fair value of stock-based awards at the grant date requires judgment. We estimate the fair value of stock option awards using the Black-Scholes single option-valuation model, which requires assumptions such as fair value of our common stock, expected term, expected volatility, risk-free interest rate and dividend yield, which are estimated as follows:

•	Expected Term – We determine the expected term of options granted using the “simplified” method. Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option.

•	Volatility – Because we lacked a sufficient trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for a group of companies we consider our peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors, along with considering the future plans of our company to determine the appropriate volatility over the expected life of the option. We used the weekly closing price of these peers over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our peers’ common stock because the volume of activity was relatively low. Our group of comparable industry peer companies has changed from time to time. We removed certain companies that became financially distressed or for which public information was no longer available. Meanwhile, we added a new public company and other larger companies in our industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Interest Rate – The risk-free interest rate was determined by reference to the U.S. Treasury rates with the remaining term approximating the expected option life assumed at the date of grant.

•	Dividend Yield – We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and RSUs expected to vest. We estimate a forfeiture rate based on our historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. If any of the assumptions used in the Black-Scholes single option-valuation model change significantly, the fair value and stock-based compensation expense on future grants is impacted accordingly and stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

As of January 31, 2016, we had federal and state net operating loss carryforwards of $319.0 million and $103.2 million, respectively, and federal and state research and development tax credit carryforwards of $9.8 million and $11.7 million, respectively. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A substantial amount of these carryforwards may be subject to annual limitations that may result in their expiration before some portion, or all, of them has been fully utilized.

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

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 10 “Related Party Transactions with Toshiba” in the notes to consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash held by large, United States commercial banks. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

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

Foreign Currency Exchange Risk

Our sales transactions are primarily denominated in U.S. dollars, and therefore the substantial majority all of our revenue is not subject to foreign currency risk. However, certain of our operating expenses are incurred outside the United States; are dominated in foreign currencies; and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds, Euro, South Korean Won and Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain cash balances, accounts receivable, accounts payable, current liabilities and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a 10% change in foreign currencies exchange rates would not have a material impact on our results of operations.

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

Violin Memory, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Violin Memory, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Violin Memory, Inc. and its subsidiaries at January 31, 2016, and the results of their operations and their cash flows for the year ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 5, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Violin Memory, Inc.:

We have audited the accompanying consolidated balance sheets of Violin Memory, Inc. and subsidiaries (the Company) as of January 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Violin Memory, Inc. and subsidiaries as of January 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

April 8, 2015

VIOLIN MEMORY, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	January 31
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$23,921	$93,432
Restricted cash	10,000	2,300
Short-term investments	42,058	60,483
Accounts receivable, net	5,308	15,080
Inventory	12,001	10,322
Other current assets	4,170	5,949

Total current assets	97,458	187,566
Property and equipment, net	9,322	9,863
Other assets	6,067	6,774

	$112,847	$204,203

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$13,398	$10,000
Accounts payable	3,747	11,065
Accrued liabilities	13,570	18,024
Deferred revenue	13,006	15,635

Total current liabilities	43,721	54,724
Convertible senior notes, net	117,464	115,968
Deferred revenue	6,239	10,398
Long-term liabilities	275	1,707

Total liabilities	167,699	182,797

Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 shares authorized as of January 31, 2016; no shares issued and outstanding as of January 31, 2016 and 2015	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of January 31, 2016; 98,641 and 93,872 shares issued and outstanding as of January 31, 2016 and 2015, respectively	10	9
Additional paid-in capital	505,274	482,674
Accumulated other comprehensive income	456	248
Accumulated deficit	(560,592)	(461,525)

Total stockholders’ equity (deficit)	(54,852)	21,406

	$112,847	$204,203

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended January 31,
	2016	2015	2014
Revenue:
Product revenue	$27,342	$58,378	$88,321
Service revenue	23,525	20,597	19,335

Total revenue	50,867	78,975	107,656

Cost of revenue:
Cost of product revenue (1)	17,177	50,378	56,927
Cost of service revenue (1)	11,404	8,389	7,846

Total cost of revenue	28,581	58,767	64,773

Gross profit	22,286	20,208	42,883

Operating expenses :
Sales and marketing (1)	55,623	61,871	81,104
Research and development (1)	41,696	52,091	73,743
General and administrative (1)	17,165	20,645	29,622
Gain on sale of PCIe product line	—	(17,448)	—
Restructuring charges	—	3,062	4,869
Litigation settlement	—	652	350

Total operating expenses	114,484	120,873	189,688

Loss from operations	(92,198)	(100,665)	(146,805)
Other expense, net	(11)	(4,910)	(1,389)
Interest and other financing expense	(6,716)	(3,205)	(1,539)

Loss before provision for income taxes	(98,925)	(108,780)	(149,733)
Provision for income taxes	142	123	76

Net loss	$(99,067)	$(108,903)	$(149,809)

Net loss per share of common stock, basic and diluted	$(1.02)	$(1.20)	$(3.88)

Shares used to compute net loss per share of common stock, basic and diluted	97,008	90,959	38,591

(1) Includes stock-based compensation expense as follows (Note 7):

Cost of product revenue	$1,155	$718	$100
Cost of service revenue	1,702	658	889
Sales and marketing	4,744	4,792	10,344
Research and development	7,183	9,570	6,900
General and administrative	6,577	7,228	18,166

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended January 31,
	2016	2015	2014
Net loss	$(99,067)	$(108,903)	$(149,809)
Foreign currency translation adjustments	226	123	111
Unrealized gain (loss) on investments	(18)	10	11

Comprehensive loss	$(98,859)	$(108,770)	$(149,687)

There were no reclassification adjustments during each of the years ended January 31, 2016, 2015 and 2014, respectively.

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Loss		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2013	91,570	$9	15,614	$4	$247,531		$(7)	$(202,813)	$44,724
Issuance of Series D convertible preferred stock at $6.00 per share, net of issuance costs of $498	3,575	1	—	—	20,952	—		—	20,953
Issuance of common stock at initial public offering, net of issuance costs of $16,180	—	—	18,000	2	145,818	—		—	145,820
Conversion of convertible preferred stock into common stock	(95,145)	(10)	47,735	2	8	—		—	—
Conversion of convertible notes into common stock	—	—	585	—	5,203	—		—	5,203
Common stock warrants	—	—	—	—	309	—		—	309
Issuance of common stock upon exercise of stock options	—	—	1,008	—	732	—		—	732
Issuance of common stock for settlement of RSUs	—	—	250	—	—	—		—	—
Shares withheld related to net share settlement of RSUs	—	—	(38)	—	(341)	—		—	(341)
Repurchase of unvested portion of common stock	—	—	(97)	—	(388)	—		—	(388)
Stock-based compensation	—	—	—	—	36,399	—		—	36,399
Translation adjustment	—	—	—	—	—	111		—	111
Unrealized gain on investments	—	—	—	—	—	11		—	11
Net loss	—	—	—	—	—	—		(149,809)	(149,809)

Balances as of January 31, 2014	—	—	83,057	8	456,223	115		(352,622)	103,724
Issuance of common stock upon exercise of stock options	—	—	1,648	—	1,930	—		—	1,930
Issuance of common stock for settlement of RSUs	—	—	8,611	1	(1)	—		—	—
Issuance of common stock in settlement of liabilities	—	—	715	—	3,380	—		—	3,380
Issuance of common stock under the employee stock purchase plan	—	—	431	—	1,239	—		—	1,239
Sale of unregistered shares	—	—	200	—	908	—		—	908
Shares withheld related to net share settlement of RSUs	—	—	(790)	—	(3,971)	—		—	(3,971)
Stock-based compensation	—	—	—	—	22,966	—		—	22,966
Translation adjustment	—	—	—	—	—	123		—	123
Unrealized gain on investments	—	—	—	—	—	10		—	10
Net loss	—	—	—	—	—	—		(108,903)	(108,903)

Balances as of January 31, 2015	—	—	93,872	9	482,674	248		(461,525)	21,406
Issuance of common stock upon exercise of stock options	—	—	895	—	532	—		—	532
Issuance of common stock for settlement of RSUs	—	—	3,525	1	—	—		—	1
Issuance of common stock under the employee stock purchase plan	—	—	349	—	707	—		—	707
Stock-based compensation	—	—	—	—	21,361	—		—	21,361
Translation adjustment	—	—	—	—	—	226		—	226
Unrealized loss on investments	—	—	—	—	—	(18)		—	(18)
Net loss	—	—	—	—	—	—		(99,067)	(99,067)

Balances as of January 31, 2016	—	$—	98,641	$10	$505,274	$456		$(560,592)	$(54,852)

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(99,067)	$(108,903)	$(149,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,667	10,961	12,552
Accretion of debt issuance costs to interest expense	1,667	639	175
Gain on sale of PCIe product line	—	(17,448)	—
Provision for excess and obsolete inventory	—	20,961	10,973
Loss on extinguishment of debt	—	372	—
Impairment (gain on sale) of cost method investment	(360)	3,470	1,965
Stock-based compensation	21,361	22,966	36,399
Changes in operating assets and liabilities, net:
Accounts receivable	9,772	5,975	957
Inventory	(1,616)	9,076	(24,339)
Other assets	1,473	531	(932)
Accounts payable	(7,774)	(11,804)	2,881
Accrued liabilities	(5,926)	(17,097)	15,413
Deferred revenue	(6,788)	798	12,217

Net cash used in operating activities	(78,591)	(79,503)	(81,548)

Cash flows from investing activities:
Purchase of property and equipment	(6,891)	(11,745)	(9,300)
Purchase of cost method investments	—	—	(604)
Proceeds from sale of PCIe product line	—	23,000	—
Proceeds from sale of cost method investment	400	—	—
Increase in restricted cash	(7,700)	(2,300)	—
Purchase of short-term investments	(52,373)	(57,396)	(66,224)
Proceeds from sale of short-term investments	1,500	—	—
Proceeds from maturity of short-term investments	69,298	56,017	7,129

Net cash provided by (used in) investing activities	4,234	7,576	(68,999)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	115,397	5,160
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	20,953
Proceeds from debt and line of credit, net of issuance costs	45,015	46,776	20,078
Repayment of debt and line of credit	(41,618)	(37,326)	(20,500)
Proceeds from issuance of common stock, net of related costs	—	908	147,870
Proceeds from exercise of common stock options and stock purchase plan	1,240	3,169	610
Repurchase of unvested portion of common stock	—	—	(388)
Taxes paid related to net share settlement of equity awards	(17)	(3,971)	(341)

Net cash provided by financing activities	4,620	124,953	173,442

Effect of exchange rates on cash and cash equivalents	226	133	—

Net increase (decrease) in cash and cash equivalents	(69,511)	53,159	22,895
Cash and cash equivalents at beginning of year	93,432	40,273	17,378

Cash and cash equivalents at end of year	$23,921	$93,432	$40,273

Supplemental disclosure of other cash flow information:
Taxes paid	$388	$115	$47
Interest paid	5,230	419	972
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes to common stock	—	—	5,203
Transfer of inventory to property and equipment	63	707	4,418
Payables related to purchases of long-term assets	455	2,324	—
Issuance of common stock in settlement of liabilities	—	3,379	—

See accompanying notes to the consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Description of Business

Violin Memory, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2005 under the name Violin Technologies, Inc. The Company re-incorporated as Violin Memory, Inc. in the State of Delaware on April 11, 2007. The Company is a developer and supplier of persistent memory-based storage systems that are designed to bring storage performance in line with high-speed applications, servers and networks. These All Flash Arrays are specifically designed at each level of the system architecture, starting with memory and optimized through the array, to leverage the inherent capabilities of flash memory. The Company also recently introduced the Flash Storage Platform, a vertically integrated design of software, firmware and hardware that delivers performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs the Company’s Concerto OS 7, a single operating system with integrated data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as its suite of other Enterprise Data Services. The Company sells its products through its global direct sales force, systems vendors, resellers and other channel partners. The Company operates as a single operating segment.

The Company has incurred significant operating losses and negative cash flows from operations since its inception and believes that it will continue to incur losses and negative cash flows from operations in fiscal year 2017. As of January 31, 2016, the Company had an accumulated deficit of approximately $560.6 million and cash, cash equivalents and short-term investments of $66.0 million. During the year ended January 31, 2016, the Company incurred a net loss of $99.1 million and negative cash flows from operations of $78.6 million.

Management’s plans include reducing expenditures, expanding the Company’s customer base and increasing revenues, improving gross margins and seeking additional debt or equity financing. In March 2016, the Company announced a restructuring plan focused on aligning its expense structure with revenue expectations. In connection with the restructuring plan, the Company reduced headcount by approximately 25% from that as of October 31, 2015. The Company anticipates these actions to result in a significant reduction of its quarterly operating expenses and cash burn rate. As a result, the Company believes that its available cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditures for at least the next twelve months.

There is no assurance that the Company will be successful in generating sufficient revenues, increasing gross margins or reducing operating costs. In addition, further capital may not be available on terms acceptable to the Company, if at all. Failure to generate sufficient revenues, increase gross margins, control or reduce operating costs or to raise sufficient funds may require the Company to modify, delay or abandon some of its plans and investments, which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives.

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

Foreign currency translation adjustments are included in other comprehensive loss. Gains and losses from foreign currency transactions are included in other expense, net and have not been material for all periods presented.

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

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and investments with high credit quality financial institutions, which the Company believes are creditworthy. Deposits may exceed the insured limits provided on them.

The Company generally requires no collateral from its customers. The Company mitigates its credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts.

Customers that represented more than 10% of total revenue and gross accounts receivable are as follows:

	Year Ended January 31,
	2016	2015	2014
Percent of revenue:
Enterprise Vision Technology	14%	10%	*
Toshiba (Note 10)	*	*	12%

*	Less than 10%

	January 31,
	2016	2015
Percent of gross accounts receivable:
Isolin Trade & Investment Limited	20%	*
ITS Overlap	20%	*
Dasher Technologies	10%	*
Arrow ECS	*	19%

*	Less than 10%

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

Cash and Cash Equivalents

Cash consists of deposits with financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market funds, which are readily convertible into cash and are stated at cost, which approximates fair value. Cash and cash equivalents were $23.9 million and $93.4 million as of January 31, 2016 and 2015, respectively.

Restricted Cash

The Company maintains a $20.0 million line of credit with Silicon Valley Bank (“SVB”) from which it had borrowed $13.4 million as of January 31, 2016. The line is secured by the Company’s account receivable and the proceeds therefrom as well as a secured account with the same bank. The Company has recorded the cash held in this secured account as restricted cash on the consolidated balance sheet as of January 31, 2016.

In connection with the sale of its PCIe product line in the second quarter of fiscal year 2015, the Company was obligated to maintain a balance of $2.3 million with an escrow agent for one year. The escrow expired on July 24, 2015 after which the Company received $2.3 million.

Investments

The Company classifies its investments as available-for-sale at the time of purchase since it is the Company’s intent that these investments are available for current operations and includes these investments on the consolidated balance sheet as short-term or long-term investments depending on their maturity and management’s intention with regard to the utilization of these investments, as needed, to fund current operations. As of January 31, 2016, all investments have been classified as short-term.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers expected losses after taking into account current market conditions, customers’ financial condition, current receivable aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2016 and 2015, the Company’s allowance for doubtful accounts was insignificant.

Inventory

Inventory consists of raw materials and finished goods and is stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. The Company periodically assesses the recoverability of all inventory, including raw materials and finished goods to determine whether adjustments are required to record inventory at the lower of cost or market. Inventory that the Company determines to be obsolete or in excess of forecasted usage is reduced to its estimated realizable value based on assumptions about future and current market conditions. In the case of inventory, which has been written down below cost through the use of a reserve, such reduced amount is considered the cost for subsequent accounting purposes.

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

The Company’s multiple-element arrangements typically include two elements: hardware, which includes embedded software, and support services. Beginning in the second quarter of fiscal year 2014, following introduction of the Violin Symphony Management Software Suite, the Company’s multiple-element arrangements also may include software elements. The Company has determined that its hardware and the embedded software are considered a single unit of accounting, because the hardware and software individually do not have standalone value and are not sold separately. Standalone software, professional services and support services are each considered a separate unit of accounting as they can be sold separately and have standalone value.

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

Advertising Expenses

All advertising costs are expensed as incurred. The Company recognized advertising expenses of $2.6 million, $1.6 million and $0.6 million for the years ended January 31, 2016, 2015 and 2014, respectively.

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

For the years ended January 31, 2015 and 2014, the Company recorded impairments on its two investments in the amount of $3.5 million and $0.7 million, respectively. The charge is recorded in other expense, net in the consolidated statements of operations. In fiscal year 2016, the Company sold one of its investments for $0.4 million. As of January 31, 2016, the net carrying value of the Company’s remaining cost-method investment was nil.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for the Company beginning with our annual report for the year ending January 31, 2017 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest – Imputation of Interest. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The guidance becomes effective for the Company beginning with the first quarter of fiscal year 2017. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU requires prospective adoption and will be effective for the Company beginning in our first quarter of fiscal year 2018 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and the Company has adopted it during the fourth quarter of fiscal 2016. The adoption of this guidance resulted in the reduction of other long-term assets and the convertible senior notes liability as of January 31, 2015 and January 31, 2016 by approximately $4.0 million and $2.5 million, respectively.

In February 2015, the FASB issued ASU No. 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for variable interest entities (“VIEs”), which could change consolidation conclusions. This ASU will be effective for the Company beginning in our first quarter of 2017. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company has determined that this standard is not likely to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact that the adoption of this pronouncement will have on its consolidated financial statements.

2. Balance Sheet Components

Accounts Receivable

The following table shows the components of accounts receivable, net (in thousands):

	January 31,
	2016	2015
Accounts receivable	$5,589	$15,680
Allowance for doubtful accounts	(37)	(39)
Allowance for sales returns	(244)	(561)

	$5,308	$15,080

The following table shows a rollforward of our allowance for doubtful accounts for the years ended January 31, 2016, 2015 and 2014 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended January 31, 2016	$39	$61	$(63)	$37
Year ended January 31, 2015	—	80	(41)	39
Year ended January 31, 2014	350	—	(350)	—

Inventory

The following table shows the components of inventory (in thousands):

	January 31,
	2016	2015
Raw materials	$3,785	$3,677
Finished goods	8,216	6,645

	$12,001	$10,322

Included in the components of inventory are reserves of $16.8 million and $23.2 million as of January 31, 2016 and 2015, respectively. In the fourth quarter of fiscal year 2015, the Company incurred a provision for excess and obsolete inventory of approximately $19.9 million in connection with its transition from its 6000 Series All Flash Array to its 7000 Series Flash Storage Platform. This provision resulted in an increase in inventory reserves of $17.6 million and an increase in accrued liabilities of $2.3 million for non-cancellable purchase orders related to the 6000 Series parts. During the year ended January 31, 2016 the Company recognized a net benefit of $3.5 million from the sale of previously written down inventory.

Property and Equipment

The following table shows the components of property and equipment (in thousands):

	January 31,
	2016	2015
Laboratory equipment	$29,572	$25,589
Computer hardware and software	12,431	12,165
Office furniture	215	326
Leasehold improvements	651	691

	42,869	38,771
Less: accumulated depreciation	(33,547)	(28,908)

	$9,322	$9,863

Depreciation expense (including amortization of leasehold improvements) was $8.7 million, $11.0 million and $12.6 million for fiscal years 2016, 2015 and 2014, respectively.

Other Assets

The following table shows the components of intangibles and other assets (in thousands):

	January 31,
	2016	2015
Purchased intellectual property	$5,294	$6,086
Other	773	688

	$6,067	$6,774

During the year ended January 31, 2015, the Company capitalized $6.0 million in licensed OEM software, which is being amortized over the greater of an estimated useful life of six years on a straight line basis, or in proportion of the actual revenue to date over the expected revenue from our Flash Storage Platform product over the six year estimated life of the product. Amortization expense was $0.6 million and $0.1 million for the years ended January 31, 2016 and 2015, respectively.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	January 31,
	2016	2015
Compensation and benefits	$6,161	$9,036
Purchase commitments	117	2,328
Restructuring charges	955	313
Professional fees	1,123	101
Warranty	864	1,262
Accrued interest	1,700	1,700
Other	2,650	3,284

	$13,570	$18,024

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s aggregate product warranty liability (in thousands):

	Year ended January 31,
	2016	2015
Balance, beginning of year	$1,262	$1,223
Additions	489	1,301
Settlements	(887)	(1,262)

Balance, end of period	$864	$1,262

Restructuring Charges

During the fourth quarter of fiscal year 2014, the Company initiated a restructuring plan. In connection with the Company’s restructuring activities and decision to focus on its core all flash array market, the Company sold its PCIe Flash Memory Card product line in July 2014 and realized proceeds of $23.0 million and a gain of $17.4 million thereon. The Company’s restructuring and transition charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments, payments for pro-rata share of earned incentive pay and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not utilized over the remaining lease term. Other related charges primarily consist of write-off of purchased software, which will not be utilized and consulting charges associated with the reorganization of the Company. A summary of the restructuring activities is as follows (in thousands):

	Severance and related charges	Excess Facility charges	Impairment of Assets	Other Restructuring Charges	Total
Balance January 31, 2013	$—	$—	$—	$—	$—
Restructuring provision	2,728	511	1,231	399	4,869
Payments and other adjustments	(357)	—	(1,231)	(33)	(1,621)

Balance January 31, 2014	2,371	511	—	366	3,248
Restructuring provision	1,185	1,810	—	67	3,062
Payments and other adjustments	(3,556)	(1,057)	—	(433)	(5,046)

Balance January 31, 2015	—	1,264	—	—	1,264
Payments and other adjustments	—	(309)	—	—	(309)

Balance January 31, 2016	$—	$955	$—	$—	$955

3. Fair Value Measurements

The following tables present, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,319	$—	$—	$8,319
Commercial paper	—	6,505	—	6,505

Total cash equivalents	8,319	6,505	—	14,824

Short-term investments:
Corporate debt securities	—	30,386	—	30,386
U.S. government and agency obligations	1,503	8,671	—	10,174
Commercial paper	—	1,498	—	1,498

Total short-term investments	1,503	40,555	—	42,058

	$9,822	$47,060	$—	$56,882

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,534	$—	$—	$24,534
Commercial paper	—	34,395	—	34,395
Corporate debt securities	—	6,116	—	6,116

Total cash equivalents	24,534	40,511	—	65,045

Short-term investments:
Corporate debt securities	—	44,711	—	44,711
U.S. government and agency obligations	—	7,808	—	7,808
Municipal obligations	—	4,967	—	4,967
Commercial paper	—	2,997	—	2,997

Total short-term investments	—	60,483	—	60,483

	$24,534	$100,994	$—	$125,528

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

Fair Value of Other Financial Instruments

Based on quoted market prices as of January 31, 2016 and 2015, the fair value of the Convertible Senior Notes (Note 13) was approximately $61.5 million and $111.9 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short-term maturities.

4. Investments

Short-term investments as of January 31, 2016 and 2015 consist of U.S. corporate debt securities, U.S. government and municipal debt, agency obligations and commercial paper. All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated comprehensive loss. Realized gains or losses are recorded based on the specific identification method. The Company’s investments are detailed in the tables below (in thousands):

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$1,498	$—	$—	$1,498
Corporate debt securities	30,400	12	(26)	30,386
U.S. government and agency obligations	10,175	2	(3)	10,174
Municipal obligations	3	—	(3)	—

	$42,076	$14	$(32)	$42,058

	January 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$2,997	$—	$—	$2,997
Corporate debt securities	44,705	14	(8)	44,711
U.S. government and agency obligations	7,807	2	(1)	7,808
Municipal obligations	4,964	3	—	4,967

	$60,473	$19	$(9)	$60,483

The amortized cost and fair value of investments held as of January 31, 2016 and 2015, by contractual years-to-maturity, are as follows (in thousands):

	January 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$40,573	$40,553	$60,473	$60,483
Due within one to two years	1,503	1,505	—	—

	$42,076	$42,058	$60,473	$60,483

5. Stockholders’ Equity (Deficit)

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

Common Stock

The Company is authorized to issue 1 billion shares of common stock at a par value of $0.0001 per share. As of January 31, 2016 and 2015, the Company had 98.6 million and 93.9 million shares of common stock issued and outstanding, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company.

Warrants

In August 2014, the Company entered into a secured $40.0 million credit facility with Silicon Valley Bank (“SVB”). Pursuant to this arrangement, the Company agreed to issue SVB a warrant to purchase 79,323 shares of its common stock, $0.0001 par value per share, at a price per share of $3.782. The warrant expires in August 2019.

During the second quarter of fiscal year 2014, the Company issued warrants to purchase 131,875 shares of Series D convertible preferred stock at $6.00 per share. These warrants were issued to TriplePoint in conjunction with the TriplePoint debt facility and to several investors in conjunction with the Company’s sale of convertible notes. In conjunction with the Company’s IPO, the warrants converted to warrants to purchase 84,278 shares of common stock at $11.80 per share. The warrants will expire during the second quarter of fiscal year 2018.

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

2012 Stock Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”) as the successor plan to the 2005 Plan, which became effective at the completion of the Company’s initial public offering (“IPO”). Unexercised options or restricted stock units under the 2005 Plan that cancel due to a grantee’s termination may be reissued under the 2012 Plan. Under the 2012 Plan, stock options, restricted shares, restricted stock units and stock appreciation rights may be granted to employees, outside directors and consultants at not less than 100% of the fair value on the date of grant and generally vest ratably over three or four years. Options generally expire seven years from the date of grant.

As of January 31, 2016, shares authorized under the 2012 Plan were 16,352,218 shares plus any remaining shares forfeited from the 2005 Plan. The reserve will automatically increase on the first day of each fiscal year in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (ii) a lesser amount determined by the Board of Directors. On February 1, 2016, the share reserve increased by 4,932,068 shares to an aggregate of 21,284,486 shares authorized under the 2012 Plan. The Compensation Committee of the Board of Directors (the “Compensation Committee”) administers the 2012 Stock Plan, and it may terminate or amend the plan at any time.

Inducement Awards

During fiscal year 2015, the Company issued inducement awards totaling 6,250,000 shares outside of the 2012 Plan (under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08) to the Company’s CEO and certain key executives. In fiscal years 2016 and 2015, 1,000,000 shares and 1,250,000 shares were forfeited, respectively.

Stock Options

The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005 and 2012 Plans and the inducement awards (in thousands, except per share data):

		Outstanding Options
				Weighted-Average
	Shares		Weighted-	Remaining	Aggregate
	Available	Number of	Average	Contractual Life	Intrinsic
	for Grant	Options	Exercise Price	(in years)	Value (1)
Balances, January 31, 2013	4,858	6,067	$0.94	8.31	$42,096
Additional shares authorized	7,500	—
RSUs granted	(10,496)	—	—
Recovery of shares from net settlement	39	—	—
RSUs cancelled/forfeited	3,632	—	—
Options granted	(1,320)	1,320	5.00
Options exercised		(1,008)	0.61
Options forfeited	1,149	(1,149)	2.13
Repurchase of shares	97	—

Balances, January 31, 2014	5,459	5,230	1.43	7.23	19,770
Additional shares authorized	10,403	—
RSUs granted	(4,572)	—
Recovery of shares from net settlement	790	—
RSUs cancelled/forfeited	3,601	—
Options granted	(9,371)	9,371	3.99
Options exercised	—	(1,648)	1.02
Options forfeited	304	(304)	0.25

Balances, January 31, 2015	6,614	12,649	$3.35	7.25	34,255
Additional shares authorized	4,702
RSUs granted	(11,242)
Recovery of shares from net settlement	7
RSUs cancelled/forfeited	3,621
Options granted	(2,484)	2,484	3.04
Options exercised	—	(895)	0.52
Options forfeited	590	(2,840)	0.95

Balances, January 31, 2016	1,808	11,398	$3.37	6.85	$157

Options vested and expected to vest – January 31, 2016		4,154	$3.49		$—
Options exercisable – January 31, 2016		6,080	$3.22		$157

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The weighted average grant date fair value of options granted during the years ended January 31, 2016, 2015 and 2014 was $1.36, $1.74 and $2.15 per share, respectively. The total intrinsic value of options exercised during the year ended January 31, 2016, 2015 and 2014 was $2.5 million, $5.0 million and $5.6 million, respectively. The following table summarizes additional information regarding outstanding and exercisable options under the Stock Plans at January 31, 2016 (in thousands, except per share data):

	Options Outstanding
Weighted-Average Exercise Price ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable
0.41	314	5.11	215
1.43	1,477	5.54	1,327
2.71	784	9.34	—
3.72	7,353	7.05	3,771
4.53	1,470	6.20	767

	11,398		6,080

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2013	8,463	$6.52	$63,469
RSUs granted	10,496	6.35
RSUs vested	(250)	6.87
RSUs cancelled/forfeited	(3,632)	7.46

Balance, January 31, 2014	15,077	6.09	56,990
RSUs granted	4,572	4.16
RSUs vested	(9,199)	6.12
RSUs cancelled/forfeited	(3,601)	5.57

Balance, January 31, 2015	6,849	4.71	26,299
RSUs granted	11,242	2.38
RSUs vested	(3,525)	4.48
RSUs cancelled/forfeited	(3,621)	4.00

Balance, January 31, 2016	10,945	$2.61	$9,741

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the year ended January 31, 2016, 2015 and 2014, amounted to $10.1 million, $37.0 million and $1.5 million, respectively.

Non-employee Stock Options and Awards

The Company granted stock options to purchase 5,000 shares to a non-employee in fiscal year 2014. The Company granted 142,000, 230,098 and 6,000 shares of restricted stock units to non-employees in fiscal years 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). Upon adoption, a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. The number of shares available for issuance under the 2012 Purchase Plan automatically increases on February 1 each year, beginning in 2014, by the lesser of 0.75% of the shares of common stock then outstanding or 1,000,000 shares, or a lesser amount as determined by the Compensation Committee. On February 1, 2016, pursuant to the provisions of the plan, no shares were added to the plan. The aggregate number of shares authorized under this plan is 2.3 million shares with 1.5 million shares available for future issuance.

The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The Compensation Committee administers the 2012 Purchase Plan and may terminate or amend the plan. During the year ended January 31, 2016, 141 employees purchased 356,494 shares under the 2012 Purchase Plan.

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

7. Stock-Based Compensation

As of January 31, 2016, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $24.3 million. The Company expects to amortize $11.0 million in fiscal year 2017, $7.4 million in fiscal year 2018, $5.2 million in fiscal year 2019 and $0.7 million in fiscal year 2020. Capitalized stock-based compensation expense was not material for any period presented. The Company used the following assumptions for its employee stock option and ESPP grants:

Year Ended January 31,
Employee stock options	2016	2015	2014
Expected life (in years)	5.0 - 7.0	4.6 - 7.0	3.5 - 4.6
Expected volatility	46% - 47%	47% - 49%	45% - 50%
Risk-free interest rate	1.3% - 2.1%	1.4% - 2.1%	0.9% - 1.5%
Dividend yield	— %	— %	— %

	Year Ended January 31,
Employee stock purchase plan	2016	2015	2014
Expected life (in years)	0.5	0.5	2.18
Expected volatility	44% - 45%	44% - 51%	45.6%
Risk-free interest rate	0.1% - 0.5%	0.1% - 0.2%	0.12%
Dividend yield	— %	— %	— %

During the years ended January 31, 2016, 2015 and 2014, the Company recognized stock-based compensation associated with its ESPP plan of $0.5 million, $0.8 million and $0.4 million, respectively. Stock-based compensation associated with non-employee awards was approximately $0.4 million, $0.8 million and $0.8 million for fiscal years 2016, 2015 and 2014, respectively.

Award Modifications

During fiscal year 2014, the Company modified 225,000 options issued to a non-employee, accelerating the vesting of the award. The Company recognized a charge of $2.0 million within general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2014 relating to this modification.

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

8. Income Taxes

The components of loss before provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
United States	$(99,148)	$(109,342)	$(150,146)
Foreign	223	562	413

Total	$(98,925)	$(108,780)	$(149,733)

The Company’s tax provision for the years ended January 31, 2016, 2015 and 2014 consists of state and foreign taxes. Income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to pretax loss for the years ended January 31, 2016, 2015 and 2014, respectively, as result of the following (in thousands):

	Year Ended January 31,
	2016	2015	2014
Federal tax at statutory rate	$(34,623)	$(38,073)	$(52,406)
Loss not being benefited	33,310	32,422	55,506
State taxes	3	7	11
Permanent items	2,027	7,601	470
Nondeductible interest on convertible notes	—	—	(1,751)
Research credits	(576)	(1,834)	(1,754)

	$142	$123	$76

The tax effects of temporary differences and carryforwards that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	January 31,
	2016	2015
Net operating loss carryforwards	$115,417	$84,222
Depreciation and amortization	53,047	49,251
Tax credits and other	13,675	12,441
Inventory valuations	6,432	8,730
Accrual and reserve	5,960	7,476
Stock-based compensation	6,845	4,856

Gross deferred tax assets	201,376	166,976
Valuation allowance	(201,376)	(166,976)

Net deferred tax assets (liabilities)	$—	$—

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $201.4 million and $167.0 million as of January 31, 2016 and 2015, respectively. The net change in the total valuation allowance for the year ended January 31, 2016 and 2015 was an increase of $34.4 million and $35.6 million, respectively.

As of January 31, 2016, the Company had approximately $319.0 million and $103.2 million of net operating loss carry forwards available to offset future taxable income for both federal and state purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for federal and state tax purposes beginning in 2025 and 2015, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $9.8 million and $11.7 million, respectively. The federal tax credits will expire at various dates beginning in the year 2030 unless previously utilized. The state tax credits do not expire and will carry forward indefinitely until utilized.

Utilization of the net operating loss carry forwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

	Year ended January 31,
	2016	2015	2014
Gross unrecognized tax benefits-beginning of year	$5,689	$4,048	$2,444
Net decreases related to prior year tax positions	—	(8)	(122)
Increases related to current year tax positions	907	1,649	1,726

Gross unrecognized tax benefits-end of year	$6,596	$5,689	$4,048

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

The Company is subject to taxation in the United States and in California and New Jersey among other states, and in certain foreign jurisdictions. As of January 31, 2016, the Company’s federal and state returns for the years ended 2010 through the current period are still open to examination. Net operating losses and research and development carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would be from the year of the utilization. There are no tax years under examination by any jurisdiction at this time.

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

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming the Company and a number of its present or former directors and officers, and the underwriters of the Company’s September 27, 2013 initial public offering (the “IPO”). The four complaints were consolidated into a single, putative class action, and on March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of the Company’s common stock issued in the IPO.

The parties have reached a settlement that, if approved by the Court, will fully resolve the claims brought by plaintiffs on behalf of the class they seek to represent. The proposed settlement establishes a settlement fund of $7.5 million in return for a release of all claims in this matter. The settlement fund will be paid by the Company’s insurance carrier and will not result in any additional expense to the Company.

On March 16, 2016, the Court granted plaintiffs’ Motion for Preliminary Approval of Class Action Settlement and set a Final Approval Hearing for July 26, 2016. Pursuant to the Court’s Preliminary Approval Order, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or object to the settlement. At the final approval hearing, the Court will consider the notice process and results, any objections and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is approved, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

A putative stockholder derivative action is pending before the same court as the putative class action. In the derivative action, the plaintiffs allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The parties agreed to stay the derivative action pending further developments in the putative class action. The parties have reached a settlement in principle of the derivative action, which is in the process of being documented and presented for the Court’s approval.

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

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the consolidated balance sheets as of January 31, 2016 and 2015.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates through fiscal year 2018. Rent expense related to operating leases was $3.1 million, $2.4 million and $2.5 million for the years ended January 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under the Company’s operating leases as of January 31, 2016, are as follows (in thousands):

Amount
Fiscal years ending January 31:
2017	$3,775
2018	294

$4,069

Purchase Commitments

The Company depends entirely upon a contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for the materials when received and services once they are completed. As of January 31, 2016, the Company had approximately $4.9 million of outstanding purchase commitments to such contract manufacturer and other vendors.

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California for $1.8 million per year until 2023. The Company has a remaining commitment of $14.0 million. Advertising expense was $1.8 million and $1.2 million related to this agreement for the years ended January 31, 2016 and 2015, respectively.

10. Related Party Transactions with Toshiba

Toshiba Corporation and its affiliates, including Toshiba America Electronic Components, Inc., (collectively, “Toshiba”) own approximately 9.2 million shares of the Company’s common stock. In August 2014, Toshiba’s ownership decreased below 10%, and consequently, Toshiba ceased being an affiliate.

In June 2011, the Company entered into a Sales Agreement with Toshiba pursuant to which the Company agreed to purchase at least 70% of its annual flash memory requirement from Toshiba. Our Sales Agreement with Toshiba expired in June 2014 and automatically renews for successive one-year periods unless terminated by either party.

In July 2013, the Company signed an agreement with Toshiba for the development of PCIe cards and the sale of sample cards and received a prepayment of $16 million. The $16 million prepayment consisted of $8 million for services to be performed for the development of the PCIe cards and $8 million for the sale of sample PCIe cards and related support services. The Company retains all ownership of the intellectual property developed under the agreement. The Company applied ASC 605-25, Revenue Recognition – Multiple Element Arrangements to identify the deliverables. The Company concluded that the deliverables are development services, sample PCIe cards and support services for the sample PCIe cards. The Company recognized $6.0 million of revenue related to development services of PCIe cards and $3.1 million of revenue related to sample products during fiscal year 2014 as determined on a relative fair value basis. For the year ended January 31, 2015, the Company recognized an additional $1.0 million under the agreement related to development services performed. The remaining $5.8 million advance payment was repaid to Toshiba in May 2014 pursuant to a Mutual Termination of Contract Agreement between Toshiba and the Company. Any incremental research and development expense related to this arrangement was recognized as cost of services. During fiscal year 2015, the Company recognized no incremental cost of services.

In addition to the development agreement, the Company recognized revenue of $1.6 million and $4.0 million related to the sale of All Flash Arrays and services to Toshiba during fiscal years 2015 and 2014, respectively, and purchased $9.2 million and $38.2 million of NAND flash memory from Toshiba during fiscal years 2015 and 2014, respectively.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company considers itself to have a single reportable segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and property and equipment by geographic area (in thousands):

	Year Ended January 31,
	2016	2015	2014
Revenue
Americas:
United States	$32,045	$48,247	$66,502
Other Americas	137	402	425

	32,182	48,649	66,927

Europe:
United Kingdom	2,816	5,807	7,491
Other Europe	8,436	12,796	9,003

	11,252	18,603	16,494

Asia Pacific:	7,433	11,723	24,235

	$50,867	$78,975	$107,656

	January 31,
	2016	2015
Property and Equipment
United States	$9,091	$9,653
Europe	107	204
Asia Pacific	124	6

	$9,322	$9,863

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

	Year Ended January 31,
	2016	2015	2014
Numerator:
Net loss	$(99,067)	$(108,903)	$(149,809)

Denominator:
Weighted average common shares outstanding	97,008	90,994	38,804
Less: Weighted average unvested common shares subject to repurchase	—	35	213

Weighted average shares used to compute net loss per share of common stock, basic and diluted	97,008	90,959	38,591

Net loss per share of common stock, basic and diluted	$(1.02)	$(1.20)	$(3.88)

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

	Year Ended January 31,
	2016	2015	2014
Convertible preferred stock (on an as converted basis)	21,352	21,352	—
Common stock subject to repurchase	—	—	70
Warrants related to common stock	164	164	84
Shares subject to outstanding common stock options and restricted stock units	22,343	19,498	20,307

	43,859	41,014	20,461

13. Convertible Senior Notes, Line of Credit and Debt Facility

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of our common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its shareholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). As of January 31, 2016, the Notes are not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended or delisting by the NYSE. There were no “Fundamental Changes” or “Events of Default” that occurred during the year ended January 31, 2016.

During the time that the Notes are outstanding, the Company may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by the Company’s accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by the Company’s intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, the Company may incur indebtedness if (a) the Company is not in default and such additional debt would not put it into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. The Company was in compliance with its covenants under the Notes as of January 31, 2016.

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s shareholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until shareholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of January 31, 2016.

The deferred debt issuance costs have been recorded as a direct deduction from the Notes’ carrying amount in accordance with ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term. For the years ended January 31, 2016 and 2015, the Company amortized debt issuance costs of $1.5 million and $0.6 million, respectively, to interest and other financing expenses. As of January 31, 2016 and 2015, the Company had accrued interest of $1.7 million and $1.7 million related to the Notes.

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

In connection with the Notes offering, the Company terminated the credit facility and repaid the loan. As a result, the Company recorded a loss on extinguishment amounting to $0.4 million in the year ended January 31, 2015, which relates to the write-off of debt issuance costs, including the warrant issued with the term loan. The loss on extinguishment is reflected as a part of interest and other financing expense in the accompanying consolidated statements of operations.

In October 2014, the Company entered into a new $20.0 million secured revolving line of credit with SVB. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company has a balance of $13.4 million and $10.0 million outstanding on this facility as of January 31, 2016 and

2015. The line of credit expires on October 24, 2016, subject to acceleration upon certain specified events of defaults. (See Note 14 – Subsequent Events.)

The credit agreement contains financial covenants, including covenants requiring the Company to maintain a minimum cash balance, a minimum consolidated adjusted quick ratio and achieve a certain level of revenue relative to its operating plan. In addition, the credit agreement contains certain negative covenants, including restrictions on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with the covenants under this agreement as of January 31, 2016.

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

Other Short-term Borrowings

Convertible Notes: In fiscal year 2014, the Company issued and sold convertible promissory notes for an aggregate amount of $5.2 million pursuant to a note and warrant purchase agreement. The notes had an interest rate of 10%. The outstanding principal and accrued interest converted, upon completion of the IPO, into Company’s common stock at $9.00 per share. The convertible notes bore 6% interest per annum.

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

14. Subsequent Events

In April 2016, the Company amended its secured revolving line of credit with SVB, to extend its term through May 1, 2017, modify the financial covenants and lower the commitment to $10 million. The Company’s obligations under the agreement remain secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom.

In March 2016, the United States District Court for the Northern District of California granted plaintiffs’ Motion for Preliminary Approval of Class Action Settlement and set a Final Approval Hearing for July 26, 2016 in the putative class action lawsuit. In addition, the parties have reached a settlement in principle of the derivative action, which is in the process of being documented and presented for the Court’s approval. (See Note 9.)

In March 2016, the Company announced a restructuring plan. In connection with the plan, the Company reduced headcount by approximately 25% from that as of the end of the third quarter of fiscal year 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed our internal control over financial reporting as of January 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of January 31, 2016, our internal control over financial reporting was effective.

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

Part II. Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

VIOLIN MEMORY, INC.

Dated: April 5, 2016	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 5, 2016	By:	/s/ Cory J. Sindelar
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

Name	Title	Date

/s/ Kevin A. DeNuccio Kevin A. DeNuccio	President, Chief Executive Officer and Director	April 5, 2016

/s/ Cory J. Sindelar Cory J. Sindelar	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2016

/s/ Richard N. Nottenburg Richard N. Nottenburg	Chairman of the Board	April 5, 2016

/s/ Georges J. Antoun Georges J. Antoun	Director	April 5, 2016

/s/ Cheemin Bo-Linn Cheemin Bo-Linn	Director	April 5, 2016

/s/ William H. Kurtz William H. Kurtz	Director	April 5, 2016

/s/ Lawrence J. Lang Lawrence J. Lang	Director	April 5, 2016

/s/ Donald J. Listwin Donald J. Listwin	Director	April 5, 2016

/s/ Vivekanand Mahadevan Vivekanand Mahadevan	Director	April 5, 2016

/s/ David B. Walrod David B. Walrod	Director	April 5, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.		Date Filed	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	S-1	3.1	(b)	9/16/2013

3.2	Amended and Restated Bylaws of the Registrant	S-1	3.2	(b)	9/16/2013

4.1	Form of Common Stock Certificate	S-1	4.1		9/16/2013

4.2	Plain English Warrant Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	4.5		8/26/2013

4.3	Form of Warrants to Purchase Shares of Series D Preferred Stock issued June 2013	S-1	4.8		8/26/2013

4.4	Schedule of Warrants issued by the Registrant to purchase shares of Series D Preferred Stock	S-1	4.9		8/26/2013

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	10.1		8/26/2013

10.2#	2005 Stock Plan and form of agreements thereunder	S-1	10.2		8/26/2013

10.3#	2012 Stock Incentive Plan and form of agreement thereunder	S-8	99.2		9/27/2013

10.4#	2012 Employee Stock Purchase Plan	S-8	99.3		9/12/2013

10.5	Sublease between the Registrant and Tellabs Operations, Inc. dated June 24, 2013	S-1	10.18		8/26/2013

10.6#	Offer Letter dated February 1, 2014 between the Registrant and Kevin A. DeNuccio	8-K	10.1		2/6/2014

10.7#	Stock Option Agreement dated February 3, 2014 providing Kevin A. DeNuccio an option to purchase 1,000,000 shares of Registrant Common Stock	8-K	10.2		2/6/2014

10.8#	Stock Option Agreement dated February 3, 2014 providing Kevin A. DeNuccio an option to purchase 3,000,000 shares of Registrant Common Stock	8-K	10.3		2/6/2014

10.9#	Offer Letter between the Registrant and Cory J. Sindelar dated December 4, 2011	S-1	10.8		8/26/2013

10.10#	Change of Control and Severance Agreement between the Registrant and Cory J. Sindelar dated January 31, 2014	8-K	10.1		2/6/2014

10.11#	Offer Letter dated February 12, 2014, and effective February 18, 2014, between the Registrant and Thomas G. Mitchell	8-K	10.1		2/24/2014

10.12#	Stock Option Agreement dated February 19, 2014 providing Thomas G. Mitchell an option to purchase 1,000,000 shares of Registrant common stock	8-K	10.2		2/24/2014

10.13#	Change of Control and Severance Agreement dated February 20, 2014 between the Registrant and Thomas G. Mitchell	8-K	10.3		2/24/2014

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

10.14+	Sponsorship Agreement between the Registrant and Forty Niners SC Stadium Company LLC dated June 13, 2012	S-1	10.14	8/26/2013

10.15+	Supply Agreement among the Registrant, Toshiba Corporation and Toshiba America Electronic Components, Inc. dated June 27, 2011, as amended	S-1	10.15	8/26/2013

10.16+	PCIe Card Development Agreement between the Registrant and Toshiba Corporation dated July 16, 2013	S-1	10.23	9/16/2013

10.17+	Flextronics Infrastructure Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems, Ltd. dated May 13, 2011	S-1	10.10	8/26/2013

10.18#	Settlement Agreement and Release by and between Donald G. Basile and the Registrant effective April 12, 2014	10-K	10.19	4/16/2014

10.19#	Separation Agreement between the Registrant and Dixon R. Doll, Jr. dated January 2, 2014	10-K	10.20	4/16/2014

10.20	Plain English Growth Capital Loan and Security Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	10.16	8/26/2013

10.21	Plain English Intellectual Property Security Agreement between the Registrant and TriplePoint Capital LLC dated May 13, 2013	S-1	10.17	9/16/2013

10.22	Loan and Security Agreement between the Registrant and Comerica Bank dated July 18, 2013	S-1	10.19	8/26/2013

10.23	Intellectual Property Security Agreement between the Registrant and Comerica Bank dated July 18, 2013	S-1	10.20	9/16/2013

10.24	Inter Creditor Agreement between the Registrant, Comerica Bank and TriplePoint Capital LLC dated July 18, 2013	S-1	10.21	8/26/2013

10.25	Form of Subordination Agreement between Comerica Bank and certain creditors	S-1	10.22	8/26/2013

10.26+	First Amendment to Sponsorship Agreement by and between Forty Niners SC Stadium Company and the Company — redacted version	8-K	10.1	6/6/2014

10.27	Credit Agreement dates as of October 24, 2014, entered into by and among the Company, certain subsidiaries of the Company, the lenders party hereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent	8-K	10.1	10/30/2014

10.28	Guarantee and Collateral Agreement dated as of October 24, 2014 between the Company in favor of Silicon Valley Bank, as administrative agent	8-K	10.2	10/30/2014

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

10.29	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 24, 2014	8-K	4.1	10/6/2014

10.30#	Agreement dated September 30, 2014, between Kevin A. DeNuccio and Violin Memory, Inc.	8-K	10.1	10/1/2014

10.31	Indenture dated as of September 24, 2014, between Violin Memory, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	4.1	9/24/2014

10.32#	Offer Letter between the Registrant and Said Ouissal dated May 1, 2015	8-K	10.1	5/13/2015

10.33#	Change of Control and Severance Agreement effective February 13, 2014 between the Registrant and Said Ouissal	8-K	10.2	5/13/2015

10.34#	Separation Agreement between the Registrant and Thomas G. Mitchell dated May 1, 2015	8-K	10.3	5/13/2015

10.35	First Amendment to Credit Agreement dated October 24, 2014 between the Registrant and Silicon Valley Bank	8-K	10.1	5/26/2015

10.36	Change in Registrant’s Certifying Accountant	8-K	16.1	5/6/2015

10.37#	Agreement dated March 23, 2016 between Ebrahim Abbasi and Violin Memory, Inc.	8-K	10.1	3/28/2016

10.38#	Change of Control Agreement effective March 2014 between the Company and Ebrahim Abbasi	8-K	10.2	3/28/2016

10.39	Second Amendment to Credit Agreement dated October 24, 2014 between Violin Memory, Inc. and Silicon Valley Bank				X

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP				X

23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit No.	Date Filed	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Management contract or compensatory arrangement
+	Confidential treatment request
*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.