Form 10-Q
period 2016-04-30
Violin Memory Inc
filed 2016-06-14
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, 100,136,131 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	April 30, 2016	January 31 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,178	$23,921
Restricted cash	5,000	10,000
Short-term investments	24,001	42,058
Accounts receivable, net	3,920	5,308
Inventory	11,478	12,001
Other current assets	2,936	4,170

Total current assets	67,513	97,458
Property and equipment, net	9,375	9,322
Other assets	5,757	6,067

	$82,645	$112,847

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$5,774	$13,398
Accounts payable	1,914	3,747
Accrued liabilities	11,209	13,570
Deferred revenue	12,625	13,006

Total current liabilities	31,522	43,721
Convertible senior notes, net	117,787	117,464
Deferred revenue	5,867	6,239
Long-term liabilities	336	275

Total liabilities	155,512	167,699

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of April 30, 2016; no shares issued and outstanding as of April 30, 2016 and January 31, 2016	—	—
Common stock, $0.0001 par value, 1,000,000 shares authorized as of April 30, 2016; 99,648 and 98,641 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	10	10
Additional paid-in capital	509,324	505,274
Accumulated other comprehensive income	550	456
Accumulated deficit	(582,751)	(560,592)

Total stockholders’ deficit	(72,867)	(54,852)

	$82,645	$112,847

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
Revenue:
Product revenue	$4,157	$6,823
Service revenue	5,556	5,278

Total revenue	9,713	12,101

Cost of revenue:
Cost of product revenue (1)	3,122	4,230
Cost of service revenue (1)	2,714	2,721

Total cost of revenue	5,836	6,951

Gross profit	3,877	5,150

Operating expenses:
Sales and marketing (1)	9,032	13,440
Research and development (1)	10,194	11,526
General and administrative (1)	3,412	5,151
Restructuring and other charges	1,735	—

Total operating expenses	24,373	30,117

Loss from operations	(20,496)	(24,967)
Other income (expense), net	(194)	256
Interest and other financing expense	(1,459)	(1,750)

Loss before income taxes	(22,149)	(26,461)
Income taxes	10	41

Net loss	$(22,159)	$(26,502)

Net loss per share of common stock, basic and diluted	$(0.22)	$(0.28)

Shares used to compute net loss per share of common stock, basic and diluted	99,093	95,478

(1) Includes stock-based compensation expense as follows (Note 6):
Cost of product revenue	$6	$251
Cost of service revenue	201	335
Sales and marketing	649	806
Research and development	2,160	1,977
General and administrative	1,039	1,891

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
Net loss	$(22,159)	$(26,502)
Foreign currency translation adjustments	(102)	(6)
Unrealized holding gains on investments	8	(24)

Comprehensive loss	$(22,253)	$(26,532)

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,159)	$(26,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,993	2,475
Accretion of debt issuance costs to interest expense	359	449
Stock-based compensation	4,055	5,260
Changes in operating assets and liabilities, net:
Accounts receivable	1,388	7,535
Inventory	(140)	(5,951)
Other assets	1,235	1,667
Accounts payable	(2,333)	1,430
Accrued liabilities	(2,300)	(4,383)
Deferred revenue	(753)	(1,157)

Net cash used in operating activities	(18,655)	(19,177)

Cash flows from investing activities:
Purchase of property and equipment	(610)	(162)
Decrease in restricted cash	5,000	—
Purchase of investments	—	(20,672)
Proceeds from maturity of investments	18,057	7,412

Net cash provided by (used in) investing activities	22,447	(13,422)

Cash flows from financing activities:
Proceeds from line of credit	5,774	4,000
Repayment of line of credit	(13,398)	(10,000)
Proceeds from exercise of common stock options	—	316

Net cash used in financing activities	(7,624)	(5,684)

Effect of exchange rates on cash and cash equivalents	89	(30)

Net decrease in cash and cash equivalents	(3,743)	(38,313)
Cash and cash equivalents at beginning of year	23,921	93,432

Cash and cash equivalents at end of period	$20,178	$55,119

Supplemental disclosure of other cash flow information:
Taxes paid	$17	$13
Interest paid	2,550	2,651
Supplemental disclosure of non-cash investing and financing activities:
Transfer of inventory to property and equipment	663	533
Payables related to purchases of long-term assets	500	921

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Description of Business

Violin Memory, Inc. (the “Company”) was incorporated in the State of Delaware on March 9, 2005 under the name Violin Technologies, Inc. The Company re-incorporated as Violin Memory, Inc. in the State of Delaware on April 11, 2007. The Company is a developer and supplier of persistent memory-based storage systems that are designed to bring storage performance in line with high-speed applications, servers and networks. These all-flash arrays are specifically designed at each level of the system architecture, starting with memory and optimized through the array, to leverage the inherent capabilities of flash memory. In February 2015, the Company introduced the Flash Storage Platform, a vertically integrated design of software, firmware and hardware that delivers performance, resiliency and availability at the same cost as legacy enterprise-class primary storage. The Flash Storage Platform runs the Company’s Concerto OS 7, a single operating system with integrated data protection, in-line block de-duplication and compression, stretch metro cluster and LUN mirroring as well as its suite of other Enterprise Data Services. The Company sells its products through its direct sales force, resellers and other channel partners. The Company operates as a single operating segment.

The Company has incurred significant operating losses and negative cash flows from operations since its inception and believes that it will continue to incur losses and negative cash flows from operations in fiscal year 2017. As of April 30, 2016, the Company had an accumulated deficit of approximately $582.8 million and cash, cash equivalents and short-term investments of $44.2 million. During the year ended January 31, 2016, the Company incurred a net loss of $99.1 million and negative cash flows from operations of $78.6 million. During the three months ended April 30, 2016, the Company incurred a net loss of $22.1 million and negative cash flows from operations of $18.7 million.

Management’s plans include reducing expenditures, expanding the Company’s customer base and increasing revenues, improving gross margins and seeking additional debt or equity financing. In March 2016, the Company announced a restructuring plan focused on aligning its expense structure with revenue expectations. In connection with the restructuring plan, the Company reduced headcount. The Company anticipates these actions to result in a significant reduction of its quarterly operating expenses and cash burn rate.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on April 6, 2016. The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2017 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies have been described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on April 6, 2016. There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2016 Annual Report on

Form 10-K, except for the following:

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard to simplify employee shared-based payment accounting. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted in any interim or annual period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

In February 2016, the FASB issued an accounting standard to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating lease commitments will be subject to the standard update and recognized as operating lease liabilities and right-of-use assets upon the adoption.

In January 2016, the FASB issued an accounting standard to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted by presenting separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the Company elected to measure the liability at fair value in accordance with the fair value option for financial instruments, otherwise, early adoption is not permitted. The standard is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	April 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,532	$—	$—	$4,532
U.S. government and agency obligations	—	1,500	—	1,500
Commercial paper	—	10,614	—	10,614

Total cash equivalents	4,532	12,114	—	16,646

Short-term investments:
Corporate debt securities	—	19,862	—	19,862
U.S. government and agency obligations	1,504	1,135	—	2,639
Commercial paper	—	1,500	—	1,500

Total short-term investments	1,504	22,497	—	24,001

	$6,036	$34,611	$—	$40,647

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,319	$—	$—	$8,319
Commercial paper	—	6,505	—	6,505

Total cash equivalents	8,319	6,505	—	14,824
Short-term investments:
Corporate debt securities	—	30,386	—	30,386
U.S. government and agency obligations	1,503	8,671	—	10,174
Commercial paper	—	1,498	—	1,498

Total short-term investments	1,503	40,555	—	42,058

	$9,822	$47,060	$—	$56,882

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, U.S. Government and agency obligations and corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There were no transfers between Level 1 and 2 during the three months ended April 30, 2016 and the year ended January 31, 2016.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short-term maturities.

Based on quoted market prices as of April 30, 2016 and January 31, 2016, the fair value of the Convertible Senior Notes (Note 11) was approximately $33.0 million and $61.5 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.

3. Short-Term Investments

The following is a summary of short-term investments by type of instrument (in thousands):

	April 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$1,500	$—	$—	$1,500
Corporate debt securities	19,855	10	(3)	19,862
U.S. government and agency obligations	2,635	4	—	2,639

	$23,990	$14	$(3)	$24,001

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$1,498	$—	$—	$1,498
Corporate debt securities	30,400	12	(26)	30,386
U.S. government and agency obligations	10,175	2	(3)	10,174
Municipal obligations	3	—	(3)	—

	$42,076	$14	$(32)	$42,058

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other-than-temporary are reported within stockholders’ deficit on the Company’s condensed consolidated balance sheets as a component of accumulated comprehensive income. Realized gains or losses are recorded based on the specific identification method.

The amortized cost and fair value of short-term investments held as of April 30, 2016 and January 31, 2016, by contractual years-to-maturity, are as follows (in thousands):

	April 30, 2016		January 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$23,990	$24,001	$40,573	$40,553
Due within one to two years	—	—	1,503	1,505

	$23,990	$24,001	$42,076	$42,058

4. Balance Sheet Components

Accounts Receivable, Net

The following table shows the components of accounts receivable, net (in thousands):

	April 30, 2016	January 31, 2016
Accounts receivable	$4,123	$5,589
Allowance for doubtful accounts	(36)	(37)
Allowance for sales returns	(167)	(244)

	$3,920	$5,308

Inventory

The following table shows the components of inventory (in thousands):

	April 30, 2016	January 31, 2016
Raw materials	$3,751	$3,785
Finished goods	7,727	8,216

	$11,478	$12,001

Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	April 30, 2016	January 31, 2016
Laboratory equipment	$21,782	$20,188
Computer hardware and software	9,723	9,572
Office furniture	223	215
Leasehold improvements	651	651

	32,379	30,626
Less: accumulated depreciation	(23,004)	(21,305)

	$9,375	$9,321

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.0 million and $2.5 million for the three months ended April 30, 2016 and 2015, respectively.

Other Assets

The following table shows the components of other assets (in thousands):

	April 30, 2016	January 31, 2016
Purchased intellectual property	$5,084	$5,294
Other	673	773

	$5,757	$6,067

During the year ended January 31, 2015, the Company capitalized $6.0 million of licensed OEM software, which is being amortized over the greater of an estimated useful life of six years on a straight line basis, or in proportion of the actual revenue to date over the expected revenue from our Flash Storage Platform product over the six year estimated life of the product. Amortization expense was $273,000 and $150,000 for the three months ended April 30, 2016 and 2015, respectively.

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	April 30, 2016	January 31, 2016
Compensation and benefits	$4,728	$6,161
Purchase commitments	117	117
Restructuring charges	1,508	955
Professional fees	1,051	1,123
Warranty	921	864
Accrued interest	425	1,700
Other	2,459	2,650

	$11,209	$13,570

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s product warranty liability (in thousands):

	Three Months Ended April 30,
	2016	2015
Balance, beginning of year	$864	$1,262
Additions	135	142
Settlements	(78)	(319)

Balance, end of period	$921	$1,085

Restructuring and Other Charges

During the first quarter of fiscal 2017, the Company implemented a strategic restructuring plan that was focused on aligning its expense structure with current revenue expectations. In connection with the restructuring plan, the Company reduced headcount. The Company’s restructuring charges consist primarily of severance, facility costs and other related charges. Severance generally includes severance payments and health insurance coverage. Facility costs include rent expense and related common area maintenance charges attributable to a leased facility that will not utilized over the remaining lease term.

A summary of the restructuring activities is as follows (in thousands):

	Severance and related charges	Excess facility charges	Other restructuring charges	Total
Balance January 31, 2016	$—	$955	$—	$955
Restructuring provision	924	194	620	1,738
Payments and other adjustments	(647)	(140)	(254)	(1,041)

Balance April 30, 2016	$277	$1,009	$366	$1,652

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

As of January 31, 2016, there were 16,352,218 shares authorized under the 2012 Plan. On February 1, 2016, the share reserve increased by 4,932,068 shares to an aggregate of 21,284.286 shares authorized under the plan and will be increased by any shares forfeited under the 2005 Plan.

Inducement Awards

During fiscal 2015, the Company issued inducement awards totaling 4,000,000 shares outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08 to the Company’s CEO. The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005, 2012 Plans as well as the Inducement Award (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant (2)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balances, January 31, 2016	1,808	11,398	$3.37	6.85	$157
Additional shares authorized	4,932	—
RSUs granted	(662)	—
Recovery of shares from net settlement	7	—
RSUs cancelled/forfeited	1,769	—
Options granted	(467)	467	0.50
Options forfeited	167	(167)	0.35

Balances, April 30, 2016	7,554	11,698	$3.27	6.73	$44

Options vested and expected to vest – April 30, 2016		3,132	$3.16		$—
Options exercisable – April 30, 2016		6,886	$3.29		$44

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.
(2)	Shares available for grant exclude inducement award forfeited.

The weighted average grant date fair value of options granted during the quarter ended April 30, 2016 was $0.24 per share. The total intrinsic value of options exercised during the quarter ended April 30, 2016 was nil.

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2016	10,945	$2.61	$9,741
RSUs granted	662	0.47
RSUs vested	(1,014)	4.03
RSUs cancelled/forfeited	(1,769)	2.68

Balance, April 30, 2016	8,824	$2.28	$3,116

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the quarter ended April 30, 2016 amounted to $0.5 million.

Non-employee Stock Options and Awards

For the three months ended April 30, 2016 and 2015, the Company did not grant any options or restricted shares of common stock to non-employees.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan. Upon adoption, a total of 1,000,000 shares were reserved for issuance under the 2012 Purchase Plan. As of April 30, 2016, pursuant to the provisions of the plan, the share reserve was 2,327,832 shares.

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

6. Stock-Based Compensation

As of April 30, 2016, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $16.0 million. The Company expects, based upon equity awards outstanding as of April 30, 2016, to amortize $6.1 million during the remainder of fiscal 2017, $5.5 million in fiscal 2018, $3.9 million in fiscal 2019 and $0.5 million in fiscal 2020. There was no capitalized stock-based compensation expense for any period presented.

Stock based compensation associated with non-employee awards was nil and $0.2 million for the three months ended April 30, 2016 and 2015, respectively.

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

Income tax expense for the three months ended April 30, 2016 and 2015 was $10,000 and $41,000, respectively. As of April 30, 2016, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

As of April 30, 2016, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

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

A putative stockholder derivative action is pending before the same court as the putative class action. In the derivative action, the plaintiffs allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The parties agreed to stay the derivative action pending further developments in the putative class action. The parties have agreed upon a settlement of the derivative action, which is in the process of being documented and presented for the Court’s approval. We can make no assurances that the settlement will be consummated or finally approved by the court.

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

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of April 30, 2016 and January 31, 2016.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates until February 2017. The Company expects to make approximately $3.2 million in minimum lease payments under its operating leases as of April 30, 2016 during the remainder of fiscal year 2017, and none thereafter.

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for materials when received by the contract manufacturer and services once they are completed. As of April 30, 2016, the Company had approximately $3.7 million of outstanding purchase commitments to such contract manufacturer and other vendors.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California. The Company recognized $0.3 million in advertising expenses related to this agreement for each of the three months ended April 30, 2016 and 2015. As of April 30, 2016, the Company had approximately $14.0 million of outstanding commitments under this arrangement.

Other Contingencies

From time to time, the Company may become involved in legal proceedings or other claims and assessments arising in the ordinary course of business. The Company is not currently a party to any litigation matters, except as discussed above, which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

9. Segment Information and Customer Concentration

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended April 30,
	2016	2015
Revenue:
Americas:
United States	$6,766	$8,174
Other Americas	28	33

	6,794	8,207

Europe:
United Kingdom	435	1,099
Other Europe	1,040	507

	1,475	1,606

Asia Pacific:	1,444	2,288

	$9,713	$12,101

	April 30, 2016	January 31, 2016
Property and Equipment:
United States	$9,168	$9,091
Europe	92	107
Asia Pacific	115	124

	$9,375	$9,322

Customer Concentration

For the three months ended April 30, 2016, one customer represented 19% of total revenue. For the three months ended April 30, 2015 one customer represented 10% or more of total revenue.

Revenue from the Company’s five largest customers for the three months ended April 30, 2016 and 2015 was 39% and 27%, respectively. As a consequence of the limited number of customers and the concentrated nature of our sales, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

As of April 30, 2016, one customer represented 45% of the accounts receivable balance. As of January 31, 2016, three customers represented 20%, 20% and 10% of the accounts receivable balance.

10. Net Loss Per Share

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

	Three Months Ended April 30,
	2016	2015
Numerator:
Net loss	$(22,159)	$(26,502)

Denominator:
Weighted average shares used to compute net loss per share of common stock, basic and diluted	99,093	95,478

Net loss per share of common stock, basic and diulted	$(0.22)	$(0.28)

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

	Three Months Ended April 30,
	2016	2015
Convertible notes (on an as converted basis)	21,352	21,352
Warrants related to common stock	164	164
Shares subject to employee stock purchase plan	131	234
Shares subject to outstanding common stock options and restricted stock units	20,522	21,002

	42,169	42,752

11. Convertible Senior Notes and Line of Credit

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

Interest on the outstanding Notes accrues at a rate of 4.25% per annum and is payable semi-annually on April 1 and October 1 of each year. The Notes are unsecured senior obligations of Violin and were offered and sold only to qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 as amended (“Securities Act”). The Notes and the shares of the Company’s common stock issuable upon conversion of the Notes have not been registered under the Securities Act.

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

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 177.8489 shares of the Company’s common stock per $1,000 principal amount of Notes. This is equivalent to an initial conversion price of approximately $5.62 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the Notes). As of April 30, 2016, the Notes are not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the Notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred during the quarter ended April 30, 2016. The Company was in compliance with its covenants under the Notes as of April 30, 2016.

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

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s stockholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until stockholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet as of April 30, 2016.

The deferred debt issuance costs have been recorded as a direct deduction from the Notes’ carrying amount in accordance with ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs, and are being amortized to interest and other financing expense using the effective interest method over the Notes’ five-year term.

Silicon Valley Bank Credit Agreement

In October 2014, the Company entered into a $20.0 million secured revolving line of credit with SVB. The line of credit was set to expire on October 24, 2016, subject to acceleration upon certain specified events of defaults. In April 2016, the Company amended its secured revolving line of credit with SVB, to extend its term through May 1, 2017, modify the financial covenants and lower the commitment to $10 million. The Company’s obligations under the agreement are collateralized by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom.

Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company had $5.8 million and $13.4 million outstanding on this facility at April 30, 2016 and January 31, 2016, respectively.

The credit agreement contains financial covenants, including covenants requiring the Company to maintain a minimum cash balance, a minimum consolidated adjusted quick ratio and achieve a certain level of revenue relative to its operating plan. In addition, the credit agreement contains certain negative covenants, including restrictions on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was in compliance with the covenants under this agreement as of April 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 6, 2016 (File No. 001-36069). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements unless required by law.

Overview

We were incorporated in 2005 with the goal of bringing storage performance in line with advancements in server and network technologies. Since our inception, we have pioneered a new class of persistent flash-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Our Flash Storage Platform™ is specifically designed at each level of the system architecture to leverage the inherent capabilities of flash memory and meet the sustained high-performance requirements of business-critical applications, virtualized environments and Big Data—data sets that are so large or complex that traditional processing applications are inadequate—solutions in the cloud and in enterprise data centers. Our solutions enable customers to realize significant capital expenditure and operational cost savings by simplifying their data center environments.

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

We primarily market and sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. As of April 30, 2016, we had 89 sales and marketing employees worldwide as well as over 100 channel partners, including Arrow, Commtech Innovative Solutions, OnX, Mainline Information Systems and WWT, covering over 30 countries. As of April 30, 2016, we believe our all-flash arrays had been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 39% and 27% for the three months ended April 30, 2016 and 2015, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 68% for each of the three months ended April 30, 2016 and 2015.

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

We have experienced significant losses as we have continued to invest in our product development, customer service and sales and marketing organizations. We have funded our activities primarily through debt and equity financings. As of April 30, 2016, we had an accumulated deficit of $582.8 million.

In December 2015, we announced a plan to review our strategic alternatives and hired an investment banker, Jefferies LLC, to assist with the process. In March 2016, we announced that the review of strategic alternatives did not result in an acquisition of Violin, but identified a few global technology companies that were interested in pursuing technology and go-to-market collaboration. We also announced a restructuring plan focused on aligning our expense structure with current revenue expectations. In connection with the restructuring plan, we reduced headcount. With revenue growth and margin expansion, we believe that we have sufficient cash and cash equivalents, short-term investments, and available line of credit to operate the business for at least the next twelve months.

We had total revenue of $9.7 million and $12.1 million for the three months ended April 30, 2016 and 2015, respectively. Our headcount was 258 as of April 30, 2016 compared to 318 as of January 31, 2016 and 323 as of April 30, 2015. We had a net loss of $22.2 and $26.5 million for the three months ended April 30, 2016 and 2015, respectively.

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

Provision for Income Taxes

From inception through April 30, 2016, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2016, we had approximately $319.0 million and $103.2 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended April 30,
	2016	2015
Revenue:
Product revenue	$4,157	$6,823
Service revenue	5,556	5,278

Total revenue	9,713	12,101

Cost of revenue:
Cost of product revenue (1)	3,122	4,230
Cost of service revenue (1)	2,714	2,721

Total cost of revenue	5,836	6,951

Gross profit	3,877	5,150

Operating expenses:
Sales and marketing (1)	9,032	13,440
Research and development (1)	10,194	11,526
General and administrative (1)	3,412	5,151
Restructuring and other charges	1,735	—

Total operating expenses	24,373	30,117

Loss from operations	(20,496)	(24,967)
Other income (expense), net	(194)	256
Interest and other financing expense	(1,459)	(1,750)

Loss before income taxes	(22,149)	(26,461)
Income taxes	10	41

Net loss	$(22,159)	$(26,502)

Net loss per share of common stock, basic and diluted	$(0.22)	$(0.28)

Shares used to compute net loss per share of common stock, basic and diluted	99,093	95,478

(1) Includes stock-based compensation expense as follows (Note 6):
Cost of product revenue	$6	$251
Cost of service revenue	201	335
Sales and marketing	649	806
Research and development	2,160	1,977
General and administrative	1,039	1,891

	$4,055	$5,260

Comparison of the Three Months Ended April 30, 2016 and 2015

Revenue

	Three Months Ended April 30,		Change in
	2016	2015	$	%
Product revenue	$4,157	$6,823	$(2,666)	(39%)
Service revenue	5,556	5,278	278	5%

	$9,713	$12,101	$(2,388)	(20%)

Total revenue decreased $2.4 million from the first quarter of fiscal year 2016 to that of fiscal year 2017. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. The transition to FSP is progressing at a slower pace than the decline in sales of our legacy 6000 Series products and, together with customers concerns around the Company’s long-term prospects, resulted in a decrease in product revenue. The increase in service revenue of $0.3 million primarily relates to growth in our installed base. During the first quarter of fiscal year 2017, we sold products totaling approximately $0.5 million to a technology partner. Also during the quarter, we purchased from this partner software licenses for our internal use, which have been capitalized into our property and equipment.

Revenue from our five largest customers for the three months ended April 30, 2016 and 2015 was 39% and 27% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change in
	2016	2015	$	%
Cost of product revenue	$3,122	$4,230	$(1,108)	(26%)
Cost of service revenue	2,714	2,721	(7)	(0%)

	$5,836	$6,951	$(1,115)	(16%)

Gross profit	$3,877	$5,150	$(1,273)	(25%)

Product gross margin	25%	38%
Service gross margin	51%	48%
Total gross margin	40%	43%

Cost of revenue decreased $1.1 million to $5.8 million for the three months ended April 30, 2016 from $6.9 million for the three months ended April 30, 2015, primarily due to lower revenues. Product gross margin declined from 38% in the first quarter of fiscal 2016 to 25% in the first quarter of fiscal 2017 primarily due to “forward” pricing provided a large customer in the first quarter of fiscal 2017 as well as our manufacturing overhead and other cost of sales being a greater percentage of cost of revenue.

Service gross margin increased from 48% in the first quarter of fiscal 2016 to 51% in the first quarter of fiscal 2017 primarily due to the increase in revenue while our support costs were relatively unchanged.

Operating Expenses

	Three Months Ended April 30,		Change in
	2016	2015	$	%
Sales and marketing	$9,032	$13,440	$(4,408)	(33%)
Research and development	10,194	11,526	(1,332)	(12%)
General and administrative	3,412	5,151	(1,739)	(34%)
Restructuring and other charges	1,735	—	1,735	*

	$24,373	$30,117	$(5,744)

*	Not meaningful

Sales and marketing expenses decreased $4.4 million to $9.0 million for the three months ended April 30, 2016 from $13.4 million for the three months ended April 30, 2015. The decrease was primarily due to a decrease in personnel-related expenses including stock-based compensation of $1.6 million and travel-related expenses of $1.0 million primarily due to a decrease in sales and marketing employees from 146 as of April 30, 2015 to 89 as of April 30, 2016. We also deferred our sales “kick-off” meeting until later this year and we reduced discretionary marketing expenses by approximately $0.4 million. In addition, depreciation expenses decreased $0.6 million due to the lower level of demonstration units on hand and outside services decreased $0.2 million primarily due to lower recruiting fees.

Research and development expenses decreased by $1.3 million to $10.2 million for the three months ended April 30, 2016 from $11.5 million for the three months ended April 30, 2015. The decrease was primarily due to lower personnel-related costs due to a decrease in the headcount from 115 as of April 30, 2015 to 108 as of April 30, 2016.

General and administrative expenses decreased $1.7 million to $3.4 million for the three months ended April 30, 2016 from $5.1 million for the three months ended April 30, 2015. Personnel-related expense, which includes stock-based compensation, decreased $1.6 million primarily due to the expensing of $0.8 million of the CEO’s sign-on bonus in the prior year. In addition, headcount decreased from 27 as of April 30, 2105 to 23 as of April 30, 2016. Outside services were lower by approximately $0.2 million.

During the first quarter of fiscal 2017, we implemented a strategic restructuring plan focused on aligning our expense structure with current revenue expectations. In connection with the restructuring plan, we reduced headcount, space requirements and software licenses and incurred restructuring and other charges of $1.7 million.

Interest and Other Financing Expense

Interest and other financing expense for the three months ended April 30, 2016 consists primarily of interest on our Notes of $1.2 million and amortization of debt issuance costs of $0.3 million. This compares to interest and other financing expense for the three months ended April 30, 2015 that consisted of interest on our Notes of $1.3 million and amortization of debt issuance costs of $0.4 million.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of April 30, 2016, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $44.2 million and accounts receivable of $3.9 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120.0 million of Notes, which included $15.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In October 2014, we entered into a $20.0 million secured revolving line of credit with Silicon Valley Bank, or SVB. Our obligations under the agreement are secured by a first priority security interest in our accounts receivable and the proceeds therefrom. In April 2016, we amended our secured revolving line of credit with SVB, to extend the term through May 1, 2017, modify the financial covenants and lower the commitment to $10 million. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. The balance outstanding related to this facility is $5.8 million and $13.4 million as of April 30, 2016 and January 31, 2016, respectively.

Cash Flow Analysis

	Three Months Ended April 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(18,655)	$(19,177)
Investing activities	22,447	(13,422)
Financing activities	(7,624)	(5,684)

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the three months ended April 30, 2016 was $18.7 million. For the three months ended April 30, 2016, our operating cash flow consisted primarily of our net loss of $22.2 million offset by depreciation and amortization of $2.0 million and stock-based compensation of $4.1 million. Inventory decreased by $0.2 million and other assets decreased $1.2 million due to amortization of prepaids and deferred debt issuance costs. Accounts receivable decreased $1.4 million due to collection of prior period receivables and lower sales. Accrued liabilities decreased by $2.3 million due to the reduction in force resulting in lower personnel-related accruals, and settlement of various liabilities including interest on our Notes. Deferred revenue decreased by $0.8 million due to lower sales in the quarter and recognition of previously deferred amounts to revenue.

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

Investing Activities

Cash provided by investing activities for the three months ended April 30, 2016 was $22.5 million attributable to maturity of short-term investments of $18.1 million, decrease in restricted cash of $5.0 million, offset by purchases of property and equipment of $0.6 million.

Cash used in investing activities for the three months ended April 30, 2015 was $13.4 million attributable to net purchases of short-term investments of $13.2 million and purchases of property and equipment of $0.2 million.

Financing Activities

Cash flows used in financing activities for the three months ended April 30, 2016 primarily include net payments on the Company’s line of credit of $7.6 million.

Cash flows used in financing activities for the three months ended April 30, 2015 primarily include net payments on the Company’s line of credit of $6 million offset by proceeds from exercise of common stock options of $0.3 million.

Future Capital Requirements

As of April 30, 2016, we have cash, cash equivalents, restricted cash and short-term investments of $49.2 million. For the three months ended April 30, 2016, cash used in operations was primarily funded through borrowings. Our future capital requirements will depend on many factors, including our rate of revenue growth, changes in gross margin, the transition of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of new product introductions and related inventory commitments, the continued market acceptance of our products and possible acquisitions of, or investments in businesses, technologies or other assets.

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

In April 2016, we amended our secured revolving line of credit with Silicon Valley Bank, or SVB, to extend the term through May 1, 2017, modify the financial covenants and lower the commitment to $10 million. The Company’s obligations under the agreement are secured by a first priority security interest in the Company’s accounts receivable and the proceeds therefrom. As of April 30, 2016, we had $5.8 million outstanding on the line of credit. We were in compliance with the covenants under this agreement as of April 30, 2016.

The credit agreement with SVB contains customary representations and warranties, as well as affirmative and negative covenants. The credit agreement contains financial covenants, including covenants requiring us to maintain minimum consolidated quick assets, a minimum consolidated adjusted quick ratio and minimum revenue relative to the revenue plan for certain periods. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. In addition, the credit agreement contains certain negative covenants, including restrictions on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments.

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

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of April 30, 2016.

We believe that our existing cash, cash equivalents, short-term investments and available line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months assuming growth in revenue and expansion in gross margin. Although management believes existing financial resources and available line of credit will be sufficient to fund our operations and capital expenditures for at least the next twelve months, it may be necessary thereafter to finance our future operations and capital expenditures by raising additional capital. However, there can be no assurances that capital will be available on acceptable terms to us or at all, or that we will ever achieve profitable operations. If we are not able to raise additional capital or access our debt facilities in sufficient amounts to fund our operations in the future, it could have a negative impact on our business plans.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

The following summarizes our contractual obligations as of April 30, 2016 (in thousands):

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Convertible senior notes, including interest (1)	$137,850	$5,100	$10,200	$122,550	$—
Purchase commitments (2)(3)	17,673	5,423	3,500	3,500	5,250
Facility operating lease commitments	3,205	3,205	—	—	—

	$158,728	$13,728	$13,700	$126,050	$5,250

(1)	The convertible senior notes reflected above include projected interest payments over the term of the notes as of April 30, 2016, assuming interest rates in effect for the borrowings as of April 30, 2016 and redemption of the borrowings on October 31, 2019 in accordance with the terms of the notes.
(2)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(3)	In June 2012, we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team, which was amended in April 2014. As part of the amended agreement, we will receive advertising during home games and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium in Santa Clara, California. We committed to make payments to the Team of $1.75 million per year through fiscal year 2024.

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

Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K filed on April 6, 2016, with the SEC under the Securities Act under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and short-term money market funds held by large United States commercial banks. Due to the short-term nature of these instruments, the fair value of our portfolio is relatively insensitive to interest rate changes. Declines in interest rates, however, would reduce future interest income. During the three months ended April 30, 2016 and 2015, a hypothetical 10% change in interest rates would not have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The parties have reached a settlement that, if approved by the Court, will fully resolve the claims brought by plaintiffs on behalf of the class they seek to represent. The proposed settlement establishes a settlement fund of $7.5 million in return for a release of all claims in this matter. The settlement fund will be paid by our insurance carrier and will not result in any additional expense to us.

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

A putative stockholder derivative action is pending before the same court as the putative class action. In the derivative action, the plaintiffs allege that certain of our current and former officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The parties agreed to stay the derivative action pending further developments in the putative class action. The parties have agreed upon a settlement of the derivative action, which is in the process of being documented and presented for the Court’s approval. We can make no assurances that the settlement will be consummated or finally approved by the court.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q before making a decision to invest in our common stock. The description below includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on April 6, 2016. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were incorporated in March 2005. We introduced our all-flash arrays in May 2010. Our limited operating history makes it difficult for you to evaluate our business and our future prospects, as well as for us to plan for and model future growth. For example, our revenue for the first quarter of fiscal year 2017 was below the guidance we had provided. In addition, we have limited experience from which to formulate an accurate expectation of our product lifecycles, which could make it more difficult for us to plan our product development timelines to meet customer and market demands. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results may continue to be adversely affected.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through April 30, 2016, and we have an accumulated deficit of $582.9 million as of April 30, 2016. We expect to incur net losses for at least the next twelve months even though we continue to restructure and reduce our expenses to be more in line with our current revenue. Through April 30, 2016, we have not generated any cash from operations and have relied primarily on the proceeds from equity offerings, debt financing and credit facilities to fund our operations. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability, we may not be able to sustain it. Our ability to continue as a going concern is dependent upon us successfully addressing viability concerns by our customers and achieving profitability or obtaining the necessary financing to fund our operations.

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

We have been notified by the New York Stock Exchange (the “NYSE”) that we are not in compliance with certain NYSE continued listing requirements. Our disclosure of the notice of non-compliance could have a material, adverse effect on our business and operating results.

We disclosed publicly that, on January 8, 2016, we received a notice from the NYSE that we are not in compliance with an NYSE continued listing standard because the average closing price of our common stock was less than $1.00 per share over the consecutive 30-day trading period ended January 6, 2016 (the “Share Price Listing Requirement”). We also disclosed that, on April 27, 2016, we received a notice from the NYSE that we are not in compliance with an NYSE continued listing standard because, as of April 22, 2016, our average global market capitalization over a third trading-day period was below the NYSE requirement of $50 million and, as of January 31, 2016, our stockholder’s equity deficit was below the NYSE’s requirement of $50 million (the “Market Cap Listing Requirement”). Our non-compliance with the NYSE continued listing standards could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services and could have a material, adverse impact on our business and operating results.

If we do not return to compliance with the NYSE’s continued listing standards, our common stock will be subject to the NYSE’s suspension and delisting procedures. The suspension of trading in or the delisting of our common stock would have a material, adverse effect on our business, operating results, financial condition, prospects and common stock.

We have six months following the receipt of the NYSE’s non-compliance notice of the Share Price Listing Requirement to cure the deficiency and regain compliance and, if we fail to do so, our common stock will be subject to the NYSE’s suspension and delisting procedures. We can regain compliance at any time during the six-month cure period if our common stock has a closing price of at least

$1.00 per share on the last trading day of any calendar month during the six-month cure period and an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month. We also may determine to remedy the non-compliance by taking action that will require stockholder approval, such as a reverse stock split, in which case our common stock will continue to be listed pending stockholder approval no later than our next annual meeting of stockholders and the prompt implementation of such action thereafter. However, there can be no assurance that we will be able to regain compliance by means of a reverse stock split or otherwise.

We have 45 days following the receipt of the NYSE’s notice of non-compliance with the Market Cap Listing Requirement to submit a plan advising the NYSE of definitive action we have taken, or are taking, which would bring us into conformity with the continued listing standard within 18 months of receipt of the notice, and including in the plan such information as the NYSE requires or may request. Within 45 days of its receipt of a plan, the NYSE would make a determination as to whether we have made a reasonable demonstration in the plan of an ability to come into conformity with the relevant listing standard within 18 months. We intend to submit a plan to the NYSE’s Listing Operations Committee (the “Committee”) within 45 days of our receipt of the notice. However, there can be no assurance that the Committee will accept our plan and, if it does not, the NYSE promptly will initiate procedures to suspend trading in and delist our common stock.

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

Historically, large purchases by a relatively limited number of customers have accounted for a majority of our product revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the years ended January 31, 2016, 2015 and 2014 were 26%, 30% and 35%, respectively. Total revenue from our five largest customers for the three months ended April 30, 2016 and 2015 were 38% and 27%, respectively. As a consequence of our limited number of customers, the concentrated nature of their purchases and the timing of purchases from these large customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. For example, in the fourth quarter of fiscal year 2015, two large customers decided to evaluate our Flash Storage Platform instead of continuing with their purchases of our 6000 Series products. Consequently, our revenue for the period was below our guidance and declined slightly as compared to the third quarter of fiscal year 2015. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

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

Our business has developed internationally. Through April 30, 2016, we had 89 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

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

We have been, are, and may continue to be the subject of actions taken by “activist” stockholders, which may cause us to incur substantial costs which could harm our business and which could adversely affect our operating results and financial condition.

We have been and continue to be the subject of actions taken by “activist” stockholders. On January 8, 2016, Clinton Group, Inc. and Imation Corp., and certain affiliated parties (“Clinton”), issued a public announcement of its intention to nominate three directors for election to our board of directors at our 2016 annual meeting of stockholders (the 2016 Annual Meeting”). On February 22, 2016, Clinton publicly disclosed that it had sent a letter to our Board concerning our review of strategic alternatives and stating, among other things, Clinton’s belief that the Company should be sold to a strategic buyer. As a result, the election of directors at our 2016 Annual Meeting may be contested. The proxy contest may be costly and time-consuming, and interfere with the ability of our Board and senior management to devote all of their attention to our business, which could adversely affect our operations. In addition, any perceived instability in the composition of our Board may create uncertainty in the marketplace about our business and stability and may be exploited by our competitors or cause concern to our customers which may result in the loss of potential business opportunities. The election of persons to our Board who do not agree with our business strategy could adversely affect the ability of our Board to function efficiently and could adversely affect our ability to implement our business strategy, our business, operating results, and financial condition.

Regardless of the outcome of the proxy contest, we may subject to future actions taken by the same or different so-called “activist” stockholders. Future actions may include, but are not limited to, making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors. Such actions may cause us to incur substantial costs, including legal and other professional fees and expenses, may materially harm our relationships with current and potential customers, current and potential investors, current and potential lenders, and others, may otherwise materially harm our business, and may adversely affect our operating results and financial condition.

Additional Risks Related to Our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is currently traded on the NYSE, but we can provide no assurance that there will be active trading on that market or any other market in the future, especially in the event there is a suspension of trading in or a delisting of our common stock or a default under our credit facilities or the indenture governing our Notes. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since our shares were sold in our IPO in September 2013 at $9.00 per share, our stock price has ranged from $0.28 to $7.98 per share through May 31, 2016. Some of the factors affecting our volatility include:

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

None

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

VIOLIN MEMORY, INC.

Dated: June 14, 2016	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2016	By:	/s/ Cory J. Sindelar
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