Form 10-Q
period 2016-07-31
Violin Memory Inc
filed 2016-09-14
CIK 1407190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 31, 2016, 25,178,316 shares of the registrant’s common stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIOLIN MEMORY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	July 31,	January 31,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,137	$23,921
Restricted cash	5,000	10,000
Short-term investments	12,290	42,058
Accounts receivable, net	2,567	5,308
Inventory	9,794	12,001
Other current assets	1,417	4,170

Total current assets	50,205	97,458
Property and equipment, net	8,545	9,322
Other assets	5,460	6,067

	$64,210	$112,847

Liabilities and Stockholders’ Deficit
Current liabilities:
Line of credit	$7,073	$13,398
Accounts payable	2,162	3,747
Accrued liabilities	11,239	13,570
Deferred revenue	11,118	13,006

Total current liabilities	31,592	43,721
Convertible senior notes, net	118,089	117,464
Deferred revenue	4,771	6,239
Other long-term liabilities	—	275

Total liabilities	154,452	167,699

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of July 31, 2016; no shares issued and outstanding as of July 31, 2016 and January 31, 2016	—	—
Common stock, $0.0001 par value, 250,000 shares authorized as of July 31, 2016; 25,165 and 24,660 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	3	3
Additional paid-in capital	512,533	505,281
Accumulated other comprehensive income	549	456
Accumulated deficit	(603,327)	(560,592)

Total stockholders’ deficit	(90,242)	(54,852)

	$64,210	$112,847

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)
Revenue:

Product revenue	$2,063	$9,847	$6,220	$16,670
Service revenue	5,440	5,456	10,996	10,734

Total revenue	7,503	15,303	17,216	27,404

Cost of revenue:
Cost of product revenue(1)	4,764	5,872	7,886	10,102
Cost of service revenue (1)	2,533	2,831	5,247	5,552

Total cost of revenue	7,297	8,703	13,133	15,654

Gross profit	206	6,600	4,083	11,750

Operating expenses:
Sales and marketing (1)	7,516	13,655	16,548	27,095
Research and development (1)	8,637	10,580	18,831	22,106
General and administrative (1)	3,236	4,708	6,648	9,859
Restructuring and other charges (recoveries)	(265)	—	1,470	—

Total operating expenses	19,124	28,943	43,497	59,060

Loss from operations	(18,918)	(22,343)	(39,414)	(47,310)
Other expense, net	(114)	(303)	(308)	(47)
Interest and other financing expense	(1,514)	(1,694)	(2,973)	(3,444)

Loss before income taxes	(20,546)	(24,340)	(42,695)	(50,801)
Income taxes	30	42	40	83

Net loss	$(20,576)	$(24,382)	$(42,735)	$(50,884)

Net loss per share of common stock, basic and diluted	$(0.82)	$(1.01)	$(1.71)	$(2.12)

Shares used in computing net loss per share of common stock, basic and diluted	25,061	24,147	24,919	24,011

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$28	$270	$34	$521
Cost of service revenue	153	334	354	669
Sales and marketing	661	1,475	1,310	2,280
Research and development	1,181	1,977	3,341	3,955
General and administrative	1,091	1,902	2,130	3,794

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(20,576)	$(24,382)	$(42,735)	$(50,884)
Foreign currency translation adjustments	(3)	250	81	244
Unrealized holding gain (loss) on investments, net of tax	2	8	12	(16)

Comprehensive loss	$(20,577)	$(24,124)	$(42,642)	$(50,656)

See accompanying notes to the condensed consolidated financial statements.

VIOLIN MEMORY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended July 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(42,735)	$(50,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,055	4,697
Accretion of debt issuance costs to interest expense	696	878
Loss on disposal of property and equipment	99	—
Provision for excess and obsolete inventory	2,940
Stock-based compensation	7,165	11,219
Changes in operating assets and liabilities, net:
Accounts receivable	2,741	9,338
Inventory	(1,812)	(2,496)
Other assets	2,743	2,058
Accounts payable	(1,297)	(5,597)
Accrued liabilities	(3,404)	(3,915)
Deferred revenue	(3,356)	(3,112)

Net cash used in operating activities	(32,165)	(37,814)

Cash flows from investing activities:
Purchase of property and equipment	(1,242)	(3,149)
Decrease (increase) in restricted cash	5,000	(7,700)
Purchase of investments	—	(41,139)
Proceeds from maturity of investments	29,780	34,915

Net cash provided by (used in) investing activities	33,538	(17,073)

Cash flows from financing activities:
Proceeds from line of credit	12,847	17,723
Repayment of line of credit	(19,172)	(14,000)
Proceeds from stock plans	87	955

Net cash provided by (used in) financing activities	(6,238)	4,678

Effect of exchange rates on cash and cash equivalents	81	228

Net decrease in cash and cash equivalents	(4,784)	(49,981)
Cash and cash equivalents at beginning of year	23,921	93,432

Cash and cash equivalents at end of period	$19,137	$43,451

Supplemental disclosure of other cash flow information:
Taxes paid	$17	$15
Interest paid	2,550	2,668
Supplemental disclosure of non-cash investing and financing activities:
Transfer/exchange of inventory to/for property and equipment	1,878	184
Payables outstanding related to purchases of long-term assets	167	391

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

Going Concern

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of July 31, 2016, the Company had an accumulated deficit of $603.3 million. During the year ended January 31, 2016, the Company reported a net loss of $99.1 million and negative cash flows from operations of $78.6 million. During the six months ended July 31, 2016, the Company reported a net loss of $42.7 million and negative cash flows from operations of $32.2 million. As of July 31, 2016, the Company had cash, cash equivalents and short-term investments of $31.4 million. The Company currently expects to incur net losses and negative cash flows from operations for at least the next twelve months even though it continues to restructure and reduce its expenses to be more in line with its current revenue expectations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements assume the Company will continue as a going concern, with realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends on its ability to execute its business plan, increase revenue and margins, reduce expenditures and secure additional financing. In March 2016, the Company announced a restructuring plan focused on aligning its expense structure with revenue expectations. The Company has reduced headcount from 318 at its fiscal year end to 235 as of July 31, 2016. In the second quarter, the Company initiated a plan to outsource certain non-core engineering functions to a service provider located in Eastern Europe and expects the transition to be completed by the end of this fiscal year. However, the decline in revenue over the last two quarters has reduced the impact of these reductions in operating expenses, thereby not achieving the expected reduction of quarterly cash burn rate. In addition, these restructuring activities may adversely impact the Company’s ability to continue to compete effectively and hinder its efforts to increase its revenue. In the second quarter, the Company filed a shelf registration statement and is currently pursuing all options, including seeking additional financing in order to continue to support its operations.

There is no assurance that the Company will be successful in generating sufficient revenue, increasing gross margins or reducing operating costs. In addition, the Company may not be able to obtain financing. Failure to generate sufficient revenue, increase gross margins, control or reduce operating costs and to raise sufficient funds may result in an inability of the Company to continue as a going concern. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans and investments, which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on April 6, 2016. The results of operations for the three months and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period, the year ending January 31, 2017 or any other future period.

In July 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a 1-for-4 basis effective July 6, 2016. The accompanying consolidated financial statements and notes thereto give retrospective effect of the reverse stock split for all periods presented.

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

Recent Accounting Pronouncements

The following discusses new developments in recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements. The developments disclosed in the Company’s 2016 Annual Report on Form 10-K have all been adopted, except for the final two items listed below, which are still pending (ASU 2014-09 and ASU 2014-15).

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses presentation and classification for eight specific issues in the statement of cash flows, with the objective of reducing diversity in practice. The new standard provides specific guidance for:

(1) Debt prepayment or debt extinguishment costs;

(2) Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing;

(3) Contingent consideration payments made after a business combination;

(4) Proceeds from the settlement of insurance claims;

(5) Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies,

(6) Distributions received from equity method investees;

(7) Beneficial interests in securitization transactions; and

(8) Separately identifiable cash flows and application of the predominance principle.

The required transition method will use a full retrospective approach for all periods presented with limited exceptions. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption (of all the changes) is permitted in any interim or annual period. The adoption of this standard on July 31, 2016 did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new standard requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts, in contrast to the current “incurred loss” approach, which delays recognition until it is probable a loss has been incurred. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use this new forward-looking “expected loss” model that generally will result in earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as reversible allowances rather than reductions in the amortized cost of the securities. The required transition will use a modified retrospective approach that applies a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period, with certain exceptions. The standard update is effective for fiscal years beginning after December 15, 2019 and interim periods within those years, and early adoption is permitted beginning one year prior to this date. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue From Contracts With Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, amending the new revenue recognition guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The update clarifies that a contract is considered complete at transition if substantially all of the revenue has been recognized under legacy GAAP. Entities may apply the modified retrospective transition approach to all contracts, not just those that are incomplete. It also clarifies how to evaluate the collectability threshold and when an entity can recognized nonrefundable consideration received for arrangements not meeting the standard’s contract criteria. A practical expedient will permit a policy election to present revenue net of certain types of taxes collected from the customer (such as sales, use, and value-added). The ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard ASU No, 2014-09, which the Company is currently evaluating.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, amending the new revenue recognition guidance on accounting for licenses of Intellectual Property (IP) and identifying performance obligations. The update clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time or at a point in time. It also clarifies whether a promised good or service is distinct within the context of the contract and allows entities to disregard immaterial items. The ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard ASU No, 2014-09, which the Company is currently evaluating.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Accounting, intended to simplify employee shared-based payment accounting. Under the new standard, entities will have an election for accounting for forfeitures of share-based payments either when the forfeitures occur or via an estimate of expected forfeitures, subject to adjustment, as is currently required. Entities will no longer record excess tax benefits and certain tax deficiencies in additional paid -in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The standard requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. However, the cash paid to a tax authority when shares are withheld to satisfy employee tax withholding obligations shall be classified as financing on its statement of cash flows, according to the new standard. The standard will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted in any interim or annual period. Early adoption requires the adoption of all the amendments in the same period. Various portions of the amendments have differing transition guidance, including a modified retrospective approach (with cumulative-effect adjustment to equity as of the beginning of the first effective period), as well as full retrospective and prospective transition methods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (reporting Revenue Gross Versus Net), intended to clarify the principal versus agent guidance in the new revenue recognition standard. The update specifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle, e.g. to service transactions. The ASU’s effective date and transition requirements are the same as those of the new revenue recognition standard ASU No, 2014-09, which the Company is currently evaluating.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends and replaces the lease accounting guidance, requiring entities generally to recognize on the balance sheet both the operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and expects that most of its operating lease commitments will be subject to the standard update and recognized as operating lease liabilities and right-of-use assets upon the adoption.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, intended to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements is permitted for reporting the Fair Value change in instrument-specific credit risk if the Company elected the fair value option for its financial liabilities, otherwise, early adoption is not permitted. The standard is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In 2016 the FASB issued three additional final ASUs that provide additional clarifications to the new standard (discussed above), all with the same effective date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact that the adoption of this pronouncement and the three 2016 amendments will have on its consolidated financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the fair value of our financial assets and liabilities using the above input categories (in thousands):

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,034	$—	$—	$15,034

Total cash equivalents	15,034	—	—	15,034

Short-term investments:
Corporate debt securities	—	9,665	—	9,665
U.S. government and agency obligations	1,503	1,122	—	2,625
Commercial paper	—	—	—	—

Total short-term investments	1,503	10,787	—	12,290

	$16,537	$10,787	$—	$27,324

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,319	$—	$—	$8,319
Commercial paper	—	6,505	—	6,505

Total cash equivalents	8,319	6,505	—	14,824
Short-term investments:
Corporate debt securities	—	30,386	—	30,386
U.S. government and agency obligations	1,503	8,671	—	10,174
Commercial paper	—	1,498	—	1,498

Total short-term investments	1,503	40,555	—	42,058

	$9,822	$47,060	$—	$56,882

The Company measures its cash equivalents and marketable securities at fair value. Money market funds are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in commercial paper, U.S. Government and agency obligations and corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. There were no transfers between Level 1 and 2 during the six months ended July 31, 2016 and the year ended January 31, 2016.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair value due to their short-term maturities.

Based on quoted market prices as of July 31, 2016 and January 31, 2016, the fair value of the Convertible Senior Notes (Note 11) was approximately $51.0 million and $61.5 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.

3. Short-Term Investments

The following is a summary of short-term investments by type of instrument (in thousands):

	July 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$9,664	$2	$(1)	$9,665
U.S. government and agency obligations	2,622	3	—	2,625

	$12,286	$5	$(1)	$12,290

	January 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$1,498	$—	$—	$1,498
Corporate debt securities	30,395	4	(13)	30,386
U.S. government and agency obligations	10,173	2	(1)	10,174

	$42,066	$6	$(14)	$42,058

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

The amortized cost and fair value of short-term investments held as of July 31, 2016 and April 30, 2016, by contractual years-to-maturity, are as follows (in thousands):

	July 31,		January 31,
	2016		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,286	$12,290	$40,564	$40,555
Due within one to two years	—	—	1,502	1,503

	$12,286	$12,290	$42,066	$42,058

4. Balance Sheet Components

Accounts Receivable, Net

The following table shows the components of accounts receivable, net (in thousands):

	July 31, 2016	January 31, 2016
Accounts receivable	$2,771	$5,589
Allowance for doubtful accounts	(37)	(37)
Allowance for sales returns	(167)	(244)

	$2,567	$5,308

Inventory

The following table shows the components of inventory (in thousands):

	July 31, 2016	January 31, 2016
Raw materials	$1,985	$3,785
Finished goods	7,809	8,216

	$9,794	$12,001

Property and Equipment, Net

The following table shows the components of property and equipment, net (in thousands):

	July 31, 2016	January 31, 2016
Laboratory equipment	$21,658	$20,190
Computer hardware and software	10,516	9,572
Office furniture	223	215
Leasehold improvements	651	651

	33,048	30,628
Less: accumulated depreciation	(24,503)	(21,306)

	$8,545	$9,322

Depreciation expense (including amortization of leasehold improvements and intangibles) was $2.1 million and $2.2 million for the three months ended July 31, 2016 and 2015, respectively and $4.1 million and $4.7 million for the six months ended July 31, 2016 and 2015, respectively.

Other Assets

The following table shows the components of other assets (in thousands):

	July 31, 2016	January 31, 2016
Purchased intellectual property	$4,790	$5,294
Other	670	773

	$5,460	$6,067

During the year ended January 31, 2015, the Company capitalized $6.0 million of licensed OEM software, which is being amortized over the greater of an estimated useful life of six years on a straight line basis, or in proportion of the actual revenue to date over the expected revenue from our Flash Storage Platform product over the six year estimated life of the product.

Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	July 31, 2016	January 31, 2016
Compensation and benefits	$3,158	$6,161
Purchase commitments	832	117
Restructuring charges	1,118	955
Professional fees	1,146	1,123
Warranty	875	864
Accrued interest	1,700	1,700
Other	2,410	2,650

	$11,239	$13,570

Accrued Warranty

The following table is a reconciliation of the changes in the Company’s product warranty liability (in thousands):

	Six Months Ended July 31,
	2016	2015
Balance, beginning of year	$864	$1,262
Additions	172	325
Settlements	(161)	(641)

Balance, end of period	$875	$946

Restructuring and Other Charges (Recoveries)

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

A summary of the restructuring activities is as follows (in thousands):

	Severance and related charges	Excess facility charges	Excess commitments	Other restructuring charges	Total Liability
Balance January 31, 2016	$—	$955	$—	$—	$955
Restructuring and other charges (recoveries)	971	(113)	396	216	1,470
Payments, net of receipts and other adjustments	(769)	(266)	(121)	(151)	(1,307)

Balance July 31, 2016	$202	$576	$275	$65	$1,118

Accumulated Other Comprehensive Income

The following table is a reconciliation of the changes in the Company’s accumulated other comprehensive income (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive income as of January 31, 2016	$464	$(8)	$456

Other comprehensive income, net of tax, before reclassifications	81	12	93
Amounts reclassified, net of tax, from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income, net of tax	81	12	93

Accumulated other comprehensive income as of July 31, 2016	$545	$4	$549

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

At the June 30, 2016 annual meeting, the stockholders approved a 1-for-4 reverse split, effective with trading on July 6, 2016. Each four shares of the Company’s issued and outstanding stock was automatically combined into one issued and outstanding share of common stock. In addition, the authorized shares of the Company’s common stock were reduced from one billion to 250 million. The accompanying disclosure in these notes give retrospective effect for the reverse stock split.

As of January 31, 2016, there were 4,088,055 shares authorized under the 2012 Plan. On February 1, 2016, the share reserve increased by 1,233,017 shares to an aggregate of 5,321,072 shares authorized under the plan and will be increased by any shares forfeited under the 2005 Plan.

Common Stock Options and Inducement Awards

During fiscal 2015, the Company issued inducement awards totaling 1,000,000 shares outside of the 2012 Plan under the employee inducement award exemption under the New York Stock Exchange Listed Company Manual Rule 303A.08 to the Company’s CEO. The following table summarizes the stock option activity related to shares of common stock under the Company’s 2005, 2012 Plans as well as the Inducement Award (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Prices	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Balances, January 31, 2016	452	2,850	$13.48	6.85	$157
Additional shares authorized	1,233	—
RSUs granted	(257)	—
Recovery of shares from net settlement	2	—
RSUs cancelled/forfeited	653	—
Options granted	(623)	623	2.61
Options exercised	50	(50)	0.56
Options forfeited	102	(102)	4.77

Balances, July 31, 2016	1,612	3,321	$11.82	6.59	$25

Options expected to vest - July 31, 2016		892	$8.60		$16
Options exercisable – July 31, 2016		1,975	$13.47		$4

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The weighted average grant date fair value of options granted during the quarter ended July 31, 2016 was $2.34 per share. The total intrinsic value of options exercised during the quarter ended July 31, 2016 was $41,000.

Restricted Stock Units

The table below summarizes the RSU activity under the Company’s 2005 and 2012 Plans (in thousands, except per share data):

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1)
Balance, January 31, 2016	2,736	$10.45	$9,741
RSUs granted	257	1.23
RSUs vested	(423)	15.34
RSUs cancelled/forfeited	(653)	10.48
Balance, July 31, 2016	1,917	$8.13	$3,116

(1)	Aggregate intrinsic value is based on the common stock price at each respective date presented.

The aggregate intrinsic value of RSUs that vested during the quarter ended July 31, 2016 was $0.4 million.

Non-employee Stock Options and Awards

For the three months and six months ended July 31, 2016 and 2015, the Company did not grant any options or restricted shares of common stock to non-employees.

Employee Stock Purchase Plan

In November 2012, the Company’s stockholders approved the adoption of the 2012 Employee Stock Purchase Plan (the “2012 Purchase Plan”). The 2012 Purchase Plan permits eligible employees to purchase common stock on favorable terms via payroll deductions of up to 15% of the employee’s salary, subject to certain share and statutory dollar limits. Two overlapping offering periods commence during each calendar year, on each June 1 and December 1 or such other periods or dates as determined by the Compensation Committee from time to time, and the offering periods last up to 24 months with a purchase date every six months. The price of each share purchased is 85% of the lower of a) the fair value per share of common stock on the last trading day before the commencement of the applicable offering period, or b) the fair value per share of common stock on the purchase date. The 2012 Purchase Plan is administered by the Compensation Committee, and the Compensation Committee may terminate or amend the plan. Upon adoption, a total of 250,000 shares were reserved for issuance under the 2012 Purchase Plan. As of July 31, 2016, pursuant to the provisions of the plan, the share reserve was 549,351 shares.

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

6. Stock-Based Compensation

As of July 31, 2016, total stock-based compensation cost related to unvested equity awards not yet recognized, net of estimated forfeitures, totaled $9.4 million for RSUs and $4.0 million for options. There was no capitalized stock-based compensation expense for any period presented.

Stock based compensation associated with non-employee awards was nil and $0.2 million for both the three months and the six months ended July 31, 2016 and 2015, respectively.

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

Income tax expense for the three months ended July 31, 2016 and 2015 was $30,000 and $42,000 respectively, and $40,000 and $83,000 for the six months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and taxable income generated by the Company’s foreign wholly owned subsidiaries.

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

As of July 31, 2016, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

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

Beginning on November 26, 2013, four putative class action lawsuits were filed in the United States District Court for the Northern District of California naming the Company and a number of our present or former directors and officers, and the underwriters of the Company’s September 27, 2013 initial public offering (the “IPO”). The four complaints were consolidated into a single, putative class action, and on March 28, 2014, the plaintiffs filed a consolidated complaint purporting to assert claims under the federal securities laws, based upon seven categories of alleged omissions, on behalf of purchasers of the Company’s common stock issued in the IPO.

On July 28, 2016, the court issued an order granting final approval of class settlement, judgment and order of dismissal with prejudice. The class settlement included, among other things, the establishment of a settlement fund of $7.5 million, which was disbursed as provided in the settlement agreement and the court’s orders. The settlement fund was paid by the Company’s insurance carrier and did not result in incurring any additional expense in the current quarter.

A putative stockholder derivative action is pending before the same court as the putative class action. In the derivative action, the plaintiffs allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The parties have submitted to the court a motion for preliminary approval of a settlement of the derivative action. The settlement includes the Company’s agreement to certain governance changes relating to: evaluation of stockholder proposals; board independence; board competence; formalizing the operation of its management’s disclosure committee; the functioning of the audit committee of its board of directors; performance goals for its chief executive officer; and certain modifications to its compliance functions and corporate governance policies. The Company can make no assurance that the proposed settlement will be approved by the court.

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

Indemnification

The Company indemnifies certain of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company’s certificate of incorporation and bylaws require that it indemnify its officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each of its directors and executive officers, which provide for indemnification of these individuals under certain circumstances. The maximum amount of potential future indemnification is unlimited; however, the Company has a Directors and Officers insurance policy that enables the Company to recover a portion of any future amounts paid. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on the condensed consolidated balance sheets as of July 31, 2016.

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

Operating Lease Commitments

The Company leases office space under various non-cancelable operating leases that expire at various dates until February 2017. The Company expects to make approximately $2.3 million in minimum lease payments under its operating leases as of July 31, 2016 during the remainder of fiscal year 2017, and none thereafter.

Purchase Commitments

The Company depends upon one contract manufacturer to manufacture its products and provide test services. Due to the lengthy lead times, the Company must order from its contract manufacturer well in advance and is obligated to pay for materials when received by the contract manufacturer and services once they are completed. As of July 31, 2016, the Company had approximately $2.8 million of outstanding purchase commitments to such contract manufacturer and other vendors.

Advertising Commitment

In June 2012, the Company entered into an agreement with the Forty Niners SC Stadium Company LLC, which was amended in April 2014. As part of the amended agreement, the Company will receive advertising and related benefits at the stadium in Santa Clara, California. The Company recognized $0.3 million in advertising expenses related to this agreement for each of the three months ended July 31, 2016 and 2015 and $0.6 million for each of the six months ended July 31, 2016 and 2015. As of July 31, 2016, the Company had approximately $14.0 million of outstanding commitments under this arrangement.

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
Revenue:	2016	2015	2016	2015
Americas:
United States	$5,721	$9,857	$12,487	$18,031
Other Americas	25	29	53	61

	5,746	9,886	12,540	18,092

Europe:
United Kingdom	476	1,602	911	2,701
Other Europe	805	1,680	1,845	2,187

	1,281	3,282	2,756	4,888

Asia Pacific:	476	2,135	1,920	4,424

	$7,503	$15,303	$17,216	$27,404

Property and Equipment, Net:	July 31, 2016	January 31, 2016

United States	$8,398	$9,091
Europe	71	107
Asia Pacific	76	124

	$8,545	$9,322

Customer Concentration

For the three months ended July 31, 2016, one customer represented 21% of total revenue. For the six months ended July 31, 2016, one customer represented 14% of total revenue, and another customer represented 11%. For the three months ended July 31, 2015 one customer represented 30% of total revenue. For the six months ended July 31, 2015 one customer represented 18% of total revenue.

Revenue from the Company’s five largest customers for the three months ended July 31, 2016 and 2015 was 36% and 48%, respectively, and 34% and 36% for the six months ended July 31, 2015 and 2015, respectively. As a consequence of the limited number of customers and the concentrated nature of our sales, the Company’s revenue, gross margin and operating results may fluctuate significantly from period to period and are difficult to estimate.

As of July 31, 2016, three customers represented 18%, 14% and 10% of the accounts receivable balance. As of January 31, 2016, three customers represented 20%, 20% and 10% of the accounts receivable balance.

10. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(20,576)	$(24,382)	$(42,735)	$(50,884)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	25,061	24,147	24,919	24,011

Net loss per share, basic and diluted	$(0.82)	$(1.01)	$(1.71)	$(2.12)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Convertible senior notes (on an as converted basis)	5,338	5,338	5,338	5,338
Common stock warrants	41	41	41	41
Shares subject to outstanding common stock options and restricted stock units	5,238	5,235	5,238	5,235

	10,617	10,614	10,617	10,614

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

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes are convertible at an initial conversion rate of 44.4840 shares of the Company’s common stock per $1,000 principal amount of Notes. This is equivalent to an initial conversion price of approximately $22.48 per share of the Company’s common stock, subject to adjustment upon the occurrence of certain dilutive events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The conversion rate will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the Notes). As of July 31, 2016, the Notes were not convertible.

The holders of the Notes will have the ability to require the Company to repurchase the Notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the Notes including such events as a “change in control” or “termination of trading”). In such case, the repurchase price would be 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Certain events are also considered “Events of Default,” which may result in the acceleration of the maturity of the Notes, as described in the indenture governing the Notes, including, among other events, the Company’s failure to timely file with the SEC the reports required pursuant to Section 13 or 15(d) of the Securities Exchange of 1934, as amended. There were no “Fundamental Changes” or “Events of Default” that occurred during the quarter ended July 31, 2016. The Company was in compliance with its covenants under the Notes as of July 31, 2016.

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

The conversion option of the Notes cannot be settled in cash prior to obtaining the necessary approval of the Company’s stockholders. In accordance with guidance in ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Embedded Derivatives, the Company determined that until stockholder approval that allows for settlement by issuing shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, the embedded conversion components of the Notes do not require bifurcation and separate accounting. The $120 million principal amount of the Notes has been recorded as debt on the Company’s accompanying condensed consolidated balance sheet.

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

Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. The Company had $7.1 million and $13.4 million outstanding on this facility at July 31, 2016 and January 31, 2016, respectively.

The credit agreement contains financial covenants, including covenants requiring the Company to maintain a minimum cash balance, a minimum consolidated adjusted quick ratio and achieve a certain level of revenue relative to its operating plan. In addition, the credit agreement contains certain negative covenants, including restrictions on liens, indebtedness, fundamental changes, dispositions, restricted payments and investments. The Company was not in compliance with the covenants under this agreement as of July 31, 2016. In August 2016, the Company terminated this facility.

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

We primarily market and sell our products and services through our direct sales force and global channels network to provide a high level of end-customer engagement. As of July 31, 2016, we had 78 sales and marketing employees worldwide as well as over 100 channel partners, including Arrow, Commtech Innovative Solutions, OnX, Mainline Information Systems and WWT, covering over 30 countries. As of July 31, 2016, we believe our all-flash arrays had been deployed by over 350 end-customers. We and our authorized service providers also sell support services to our end-customers.

A limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers has changed from period to period. Some of our end-customers make periodic purchases of our system solutions in large quantities to complete or upgrade specific large-scale storage installations. Purchases are typically made on a purchase order basis rather than pursuant to long-term contract. Revenue from our five largest customers was 36% and 48% for the three months ended July 31, 2016 and 2015, respectively, and 34% and 36% for the six months ended July 31, 2016 and 2015, respectively. As a consequence of these concentrated purchases by a shifting customer base, we believe that revenue may fluctuate in future periods, and period-to-period comparisons of revenue and operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our sales are principally denominated in U.S. dollars. Revenue from customers with a bill-to location in the United States accounted for 76% and 64% for the three months ended July 31, 2016 and 2015, respectively, and 73% and 66% for the six months ended July 31, 2016 and 2015, respectively

We outsource the manufacturing of our hardware products to Flextronics. We believe this arrangement makes our operations more efficient and flexible. We procure the flash memory components used in our products directly from Toshiba. Flextronics procures, on our behalf, the remaining components used in our products. To date, we have not experienced a material shortage of supply of any components. However, because we only have one manufacturer qualified to manufacture our products and some of our components, such as flash memory, are procured from a single-source supplier, we could face product shortages and component shortages, which could prevent us from fulfilling customer orders.

In December 2015, we announced a plan to review our strategic alternatives and hired an investment banker, Jefferies LLC, to assist with the process. In March 2016, we announced that the review of strategic alternatives did not result in an acquisition of Violin, but identified a few global technology companies that were interested in pursuing technology and go-to-market collaboration. To date, we have been unable to develop these relationships to a point where we derive revenue.

We have incurred significant operating losses and negative cash flows from operations since its inception. As of July 31, 2016, we had an accumulated deficit of $603.3 million. During the year ended January 31, 2016, we reported a net loss of $99.1 million and negative cash flows from operations of $78.6 million. During the six months ended July 31, 2016, we reported a net loss of $42.7 million and negative cash flows from operations of $32.2 million. As of July 31, 2016, we had cash, cash equivalents and short-term investments of $31.4 million. We currently expect to incur net losses and negative cash flows from operations for at least the next twelve months even though we continue to restructure and reduce our operating expenses to be more in line with our current revenue expectations. These factors raise substantial doubt about our ability to continue as a going concern.

Continuing as a going concern depends on our ability to execute our business plan, increase revenue and margins, reduce expenditures and secure additional financing. In March 2016, we announced a restructuring plan focused on aligning our expense structure with revenue expectations. We have reduced headcount from 318 at our fiscal year end to 235 as of July 31, 2016. In the second quarter, we also initiated a plan to outsource certain non-core engineering functions to a service provider located in Eastern Europe and expect the transition to be completed by the end of this fiscal year. However, the decline in revenue over the last two quarters has reduced the impact of these reductions in operating expenses, thereby not achieving the expected reduction of quarterly cash burn rate. In addition, these restructuring activities may adversely impact our ability to continue to compete effectively and hinder our efforts to increase our revenue. In the second quarter, we filed a shelf registration statement and are currently pursuing all options, including seeking additional financing in order to continue to support our operations.

There is no assurance that we will be successful in generating sufficient revenue, increasing gross margins or reducing operating costs. In addition, we may not be able to obtain financing. Failure to generate sufficient revenue, increase gross margins, control or reduce operating costs and to raise sufficient funds may result in an inability to continue as a going concern. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans and investments, which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

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

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, software tools, consulting services and allocated facilities costs. Consulting services generally consist of contracted engineering consulting for specific projects on an as-required basis. We recognize research and development expense as incurred. We expect to continue to devote substantial resources to the development of our products including the development of new software capabilities. We believe that these investments are necessary to maintain and improve our competitive position. During the second quarter of fiscal 2017, we initiated a plan to outsource certain non-core functions to a service provider in Eastern Europe. We expect the transition will be complete by the end of our fiscal year. We believe our current level of personnel is sufficient to develop our products in the near term.

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

Restructuring and Other Charges (Recoveries)

Restructuring and Other Charges consist of the provision for severance and related charges, excess facilities charges, asset impairments and other charges under a strategic restructuring plan approved by Company management. To the extent later developments permit reduction in the liability, the adjustment or recovery is taken to the same restructuring expense caption.

Other Expense, Net

Other expense, net generally consists of interest income and foreign currency gains and losses.

Interest and Other Financing Expense

Interest and other financing expense consists of interest related to convertible notes and debt as well as amortization of deferred debt issuance costs associated with the securities.

Provision for Income Taxes

From inception through July 31, 2016, we incurred operating losses and, accordingly, have not recorded a provision for U.S. federal income taxes but have recorded provisions for foreign income and state taxes. As of January 31, 2016, we had approximately $319.0 million and $103.2 million of net operating loss carry forwards available to offset future taxable income for both Federal and State purposes, respectively. If not utilized, these carry forward losses will expire in various amounts for Federal and State tax purposes beginning in 2025 and 2015, respectively.

Results of Operations

The following table summarizes our condensed consolidated statements of operations data for the periods shown (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)
Revenue:
Product revenue	$2,063	$9,847	$6,220	$16,670
Service revenue	5,440	5,456	10,996	10,734

Total revenue	7,503	15,303	17,216	27,404

Cost of revenue:
Cost of product revenue (1)	4,764	5,872	7,886	10,102
Cost of service revenue (1)	2,533	2,831	5,247	5,552

Total cost of revenue	7,297	8,703	13,133	15,654

Gross profit	206	6,600	4,083	11,750

Operating expenses:
Sales and marketing (1)	7,516	13,655	16,548	27,095
Research and development (1)	8,637	10,580	18,831	22,106
General and administrative (1)	3,236	4,708	6,648	9,859
Restructuring and other charges (recoveries)	(265)	—	1,470	—

Total operating expenses	19,124	28,943	43,497	59,060

Loss from operations	(18,918)	(22,343)	(39,414)	(47,310)
Other expense, net	(114)	(303)	(308)	(47)
Interest and other financing expense	(1,514)	(1,694)	(2,973)	(3,444)

Loss before income taxes	(20,546)	(24,340)	(42,695)	(50,801)
Income taxes	30	42	40	83

Net loss	$(20,576)	$(24,382)	$(42,735)	$(50,884)

Net loss per share of common stock, basic and diluted	$(0.82)	$(1.01)	$(1.71)	$(2.12)

Shares used in computing net loss per share of common stock, basic and diluted	25,061	24,147	24,919	24,011

(1) Includes stock-based compensation expense as follows:
Cost of product revenue	$28	$270	$34	$521
Cost of service revenue	153	334	354	669
Sales and marketing	661	1,475	1,310	2,280
Research and development	1,181	1,977	3,341	3,955
General and administrative	1,091	1,902	2,130	3,794

	$3,114	$5,958	$7,169	$11,219

Comparison of the Three Months Ended July 31, 2016 and 2015

Revenue

	Three Months Ended July 31,		Change
	2016	2015	$	%
	(Unaudited)

Product revenue	$2,063	$9,847	$(7,784)	(79%)
Service revenue	5,440	5,456	(16)	(0%)

Total revenue	$7,503	$15,303	$(7,800)	(51%)

Total revenue decreased $7.8 million to $7.5 million for the three months ended July 31, 2016 from $15.3 million for the three months ended July 31, 2015. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. Growth in FSP product revenue has progressed at a much slower pace as compared to decline in sales of our legacy 6000 Series products and, together with customers’ concerns around our ability to continue as a going concern, resulted in a $7.8 million decrease in product revenue. Service revenue decreased only slightly due to the strength of our installed base. Revenue from our five largest customers for the three months ended July 31, 2016 and 2015 was 36% in both periods.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2016	2015	$	%
	(Unaudited)
Cost of revenue:
Cost of product revenue	$4,764	$5,872	$(1,108)	(19%)
Cost of service revenue	2,533	2,831	(298)	(11%)

Total cost of revenue	7,297	8,703	(1,406)	(16%)

Gross profit	$206	$6,600	$(6,394)	(97%)

Product gross margin	-131%	40%
Service gross margin	53%	48%
Total gross margin	3%	43%

Cost of revenue decreased $1.4 million to $7.3 million for the three months ended July 31, 2016 from $8.7 million for the three months ended July 31, 2015, primarily due to lower revenue, but partially offset by a provision for excess and obsolete inventory of $2.9 million recorded in the second quarter of fiscal 2017. Product gross margin declined from 40% in the second quarter of fiscal 2016 to a negative 131% in the second quarter of fiscal 2017 primarily due to the sharper decline in product revenue relative to product costs and the write-down of inventory in the second quarter of fiscal 2017.

Service gross margin increased from 48% in the second quarter of fiscal 2016 to 53% in the second quarter of fiscal 2017 primarily due to the decrease in support costs on almost unchanged service revenue.

Operating Expenses

	Three Months Ended July 31,		Change
	2016	2015	$	%
	(Unaudited)
Operating expenses:
Sales and marketing	$7,516	$13,655	$(6,139)	(45%)
Research and development	8,637	10,580	(1,943)	(18%)
General and administrative	3,236	4,708	(1,472)	(31%)
Restructuring and other charges (recoveries)	(265)	—	(265)	*

Total operating expenses	$19,124	$28,943	$(9,819)	(34%)

*	Not meaningful

Sales and marketing expenses decreased $6.2 million to $7.5 million for the three months ended July 31, 2016 from $13.7 million for the three months ended July 31, 2015. The reduction was primarily due to a decrease in personnel-related expenses, including commissions and stock-based compensation, of $3.9 million and travel-related expenses of $0.7 million primarily due to a decrease in sales and marketing employees from 148 as of July 31, 2015 to 78 as of July 31, 2016. Outside services and marketing communications each decreased by $0.5 million with another $0.4 million decrease in other expenses.

Research and development expenses decreased by $1.9 million to $8.6 million for the three months ended July 31, 2016 from $10.5 million for the three months ended July 31, 2015. The decrease was primarily due to lower personnel-related costs of $1.9 million, including stock-based compensation, as headcount decreased from 127 as of July 31, 2015 to 99 as of July 31, 2016. Equipment and software increased by $0.2 million, offset by a $0.2 million decrease in travel expenses.

General and administrative expenses decreased $1.5 million to $3.2 million for the three months ended July 31, 2016 from $4.7 million for the three months ended July 31, 2015. Personnel-related expense, including stock-based compensation, decreased by $0.9 million, partly due to non-recurrence of the $0.3 million expensing of the CEO’s sign-on bonus in the prior year. In addition, headcount decreased from 27 as of July 31, 2105 to 21 as of July 31, 2016. Outside services, including legal fees, decreased by approximately $0.7 million, partly offset by a $0.2 million increase in other expenses.

During the second quarter for fiscal 2017, we recorded a credit adjustment to restructuring charges of $0.3 million related to cash received greater than our estimate for sublease income related to a facility restructured out of our operations in fiscal 2015.

Interest and Other Financing Expense

Interest and other financing expense for the three months ended July 31, 2016 consists primarily of interest on our Notes of $1.3 million and amortization of debt issuance costs of $0.3 million. This compares to interest and other financing expense for the three months ended July 31, 2015 that consisted of interest on our Notes of $1.3 million and amortization of debt issuance costs of $0.4 million.

Comparison of the Six Months Ended July 31, 2016 and 2015

Revenue

	Six Months Ended July 31,		Change
	2016	2015	$	%
	(Unaudited)
Product revenue	$6,220	$16,670	$(10,450)	(63%)
Service revenue	10,996	10,734	262	2%

Total revenue	$17,216	$27,404	$(10,188)	(37%)

Total revenue decreased $10.2 million to $17.2 million for the six months ended July 31, 2016 from $27.4 million for the six months ended July 31, 2015. The decrease was primarily related to a decline in the sale of our 6000 Series products as we continued to transition our customers to our new FSP product line. Growth in FSP product revenue has progressed at a much slower pace as compared to the decline in sales of our legacy 6000 Series products and, together with customers’ concerns around our ability to continue as a going concern, resulted in a $10.5 million decrease in product revenue. Service revenue increased slightly due to the strength of our installed base. Revenue from our five largest customers for the six months ended July 31, 2016 and 2015 was 34% and 36% of total revenue, respectively.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,		Change
	2016	2015	$	%
	(Unaudited)
Cost of revenue:
Cost of product revenue	$7,886	$10,102	$(2,216)	(22%)
Cost of service revenue	5,247	5,552	(305)	(5%)

Total cost of revenue	13,133	15,654	(2,521)	(16%)

Gross profit	$4,083	$11,750	$(7,667)	(65%)

Product gross margin	-27%	39%
Service gross margin	52%	48%
Total gross margin	24%	43%

Cost of revenue decreased $2.5 million to $13.1 million for the six months ended July 31, 2016 from $15.6 million for the six months ended July 31, 2015, primarily due to lower revenue, but partially offset by provision for excess and obsolete inventory of $2.9 million recorded in the second quarter of fiscal 2017. Product gross margin declined from 39% for the first six months of fiscal 2016 to a negative 27% for the first six months of fiscal 2017 primarily due to the sharper decline in product revenue relative to product costs and the write-down of inventory in the second quarter of fiscal 2017.

Service gross margin increased from 48% for the first six months of fiscal 2016 to 52% for the first six months of fiscal 2017 primarily due to the increase in revenue while our support costs declined.

Operating Expenses

	Six Months Ended July 31,		Change
	2016	2015	$	%
	(Unaudited)
Operating expenses:
Sales and marketing	$16,548	$27,095	$(10,547)	(39%)
Research and development	18,831	22,106	(3,275)	(15%)
General and administrative	6,648	9,859	(3,211)	(33%)
Restructuring and other charges (recoveries)	1,470	—	1,470	*

Total operating expenses	$43,497	$59,060	$(15,563)	(26%)

*	Not meaningful

Sales and marketing expenses decreased $10.6 million to $16.5 million for the six months ended July 31, 2016 from $27.1 million for the six months ended July 31, 2015 The reduction was primarily due to a decrease in personnel-related expenses including commissions and stock-based compensation of $5.9 million and travel-related expenses of $1.0 million primarily due to a decrease in sales and marketing employees from 148 as of July 31, 2015 to 78 as of July 31, 2016. Marketing communications expenses decreased by $1.5 million with additional expense reductions in outside services, depreciation, other expenses, equipment and facilities expenses of $0.6 million, $0.4 million, $0.4 million, $0.1 million and $0.1 million, respectively.

Research and development expenses decreased by $3.3 million to $18.8 million for the six months ended July 31, 2016 from $22.1 million for the six months ended July 31, 2015. The decrease was primarily due to lower personnel-related costs including stock-based compensation of $3.3 million and travel-related expenses of $0.2 million, due to a decrease in the headcount from 127 as of July 31, 2015 to 99 as of July 31, 2016. Depreciation and facility expenses decreased by $0.2 million and $0.1 million, respectively, offset by an increase in equipment and software increased of $0.5 million and outside services of $0.4 million.

General and administrative expenses decreased $3.2 million to $6.6 million for the six months ended July 31, 2016 from $9.8 million for the six months ended July 31, 2015. Personnel-related expense, which includes stock-based compensation, decreased $2.4 million partly due to non-recurrence of the expensing of $1.0 million of the CEO’s sign-on bonus in the prior year. In addition, headcount decreased from 27 as of July 31, 2105 to 21 as of July 31, 2016. Outside services, including legal fees, decreased by approximately $0.9 million, offset by a $0.3 million increase in other expenses.

During the first quarter of fiscal 2017, we implemented a strategic restructuring plan focused on aligning our expense structure with current revenue expectations. In connection with the restructuring plan, we reduced headcount, space requirements and software licenses and incurred restructuring and other charges of $1.5 million.

Interest and Other Financing Expense

Interest and other financing expense for the six months ended July 31, 2016 consists primarily of interest on our Notes of $2.6 million and amortization of debt issuance costs of $0.7 million. This compares to interest and other financing expense for the six months ended July 31, 2015 that consisted of interest on our Notes of $2.6 million and amortization of debt issuance costs of $0.8 million.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of July 31, 2016, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $31.4 million and accounts receivable of $2.6 million. Historically, our primary sources of liquidity have been from the issuance of common stock, convertible notes and convertible preferred stock. In October 2013, we completed our IPO, in which we issued and sold 18,000,000 shares and received net proceeds of $145.8 million.

In September 2014, we issued $120.0 million of convertible senior notes, or the Notes, which included $15.0 million of principal amount issued pursuant to an over-allotment option granted to the initial purchasers, and received net proceeds of $115.4 million.

In October 2014, we entered into a $20.0 million secured revolving credit facility with Silicon Valley Bank, or SVB. Our obligations under the agreement are secured by a first priority security interest in our accounts receivable and the proceeds therefrom. Borrowings under this facility will bear interest at a rate per annum of either (a) the sum of (i) the Eurodollar rate plus (ii) 5.00%, or (b) the sum of (i) ABR plus (ii) 2.00%. In April 2016, we amended our secured revolving line of credit with SVB, to extend the term through May 1, 2017, modify the financial covenants and lower the commitment to $10 million. As of July 31, 2016, we had $7.1 million outstanding on the line of credit; and we were not in compliance with the financial covenants. In August 2016, we repaid all amounts outstanding and terminated the facility.

Refer to “Going Concern and Future Capital Requirements” below for discussion of going concern issues.

Cash Flow Analysis

	Six Months Ended July 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(32,165)	$(37,814)
Investing activities	33,538	(17,073)
Financing activities	(6,238)	4,678

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses. Our largest use of cash is for personnel costs.

Our net cash used in operating activities for the six months ended July 31, 2016 was $32.2 million. For the six months ended July 31, 2016, our operating cash flow consisted primarily of our net loss of $42.7 million offset by depreciation and amortization of $4.1 million, stock-based compensation of $7.2 million, and an adjustment of $2.9 million for excess and obsolete inventory and commitments. Inventory increased by $1.8 million, reflecting inventory build for transfer to fixed assets, and other assets decreased $2.7 million due to amortization of prepaids. Accounts receivable decreased $2.7 million due to collection of prior period receivables and lower sales. Accounts payable decreased by $1.3 million due to lower purchase activity and accrued liabilities decreased by $3.4 million due bonus payments and the reduction in force resulting in lower personnel-related accruals. Deferred revenue decreased by $3.4 million due to the lower booking of maintenance renewals in the quarter and recognition of previously deferred amounts to revenue.

Our net cash used in operating activities for the six months ended July 31, 2015 was $37.8 million. For the six months ended July 31, 2015, our operating cash flow consisted primarily of our net loss of $50.9 million offset by depreciation and amortization of $4.7 million and stock-based compensation of $11.2 million. Inventory increased by $2.5 million due to purchases in contemplation of our 7000 Series launch while accounts payable and accruals decreased by $5.6 million and $3.9 million, respectively, due to settlement of various liabilities including a last time buy of raw materials, bonuses and interest on the convertible note. Deferred revenue decreased by $3.1 million due to lower sales in the quarter and recognition of previously deferred amounts to revenue. Accounts receivable decreased $9.3 million due lower sales and revenue being more linear in the second quarter of fiscal 2016, while other assets decreased $2.1 million due to amortization of prepaids and deferred debt issuance costs.

Investing Activities

Cash provided by investing activities for the six months ended July 31, 2016 was $33.5 million attributable to maturity of short-term investments of $29.8 million, decrease in restricted cash of $5.0 million, offset by purchases of property and equipment of $1.2 million.

Cash used in investing activities for the six months ended July 31, 2015 was $17.1 million attributable to purchases of short-term investments of $41.1 million offset by maturities of short-term investments of $34.9 million. In addition, we purchases property and equipment of $3.1 million and increased restricted cash balances by $7.7 million.

Financing Activities

Cash flows used in financing activities for the six months ended July 31, 2016 was $6.2 million, primarily including net payments on the Company’s line of credit of $6.3 million.

Cash flows provided by financing activities for the six months ended July 31, 2015 was $4.7 million, primarily attributable to net proceeds on the Company’s line of credit of $3.7 million and the proceeds from exercise of common stock options of 1.0 million.

Going Concern and Future Capital Requirements

Since our inception, we have incurred significant operating losses and negative cash flows from operations. As of July 31, 2016, we had an accumulated deficit of $603.3 million. During the year ended January 31, 2016, we reported a net loss of $99.1 million and negative cash flows from operations of $78.6 million. During the six months ended July 31, 2016, we reported a net loss of $42.7 million and negative cash flows from operations of $32.2 million. As of July 31, 2016, we had cash, cash equivalents and short-term investments of $31.4 million. We currently expect to incur net losses and negative cash flows from operations for at least the next twelve months even though we continue to restructure and reduce our operating expenses to be more in line with our current revenue expectations. These factors raise substantial doubt about our ability to continue as a going concern.

Continuing as a going concern depends on our ability to execute our business plan, increase revenue and margins, reduce expenditures and secure additional financing. In March 2016, we announced a restructuring plan focused on aligning our expense structure with revenue expectations. We have reduced headcount from 318 at our fiscal year end to 235 as of July 31, 2016. In the second quarter, we also initiated a plan to outsource certain non-core engineering functions to a service provider located in Eastern Europe and expect the transition to be completed by the end of this fiscal year. However, the decline in revenue over the last two quarters has reduced the impact of these reductions in operating expenses, thereby not achieving the expected reduction of quarterly cash burn rate. In addition, these restructuring activities may adversely impact our ability to continue to compete effectively and hinder our efforts to increase our revenue. In the second quarter, we filed a shelf registration statement and currently pursuing all options, including seeking additional financing in order to continue to support our operations.

There is no assurance that we will be successful in generating sufficient revenue, increasing gross margins or reducing operating costs. In addition, we may not be able to obtain financing. Failure to generate sufficient revenue, increase gross margins, control or reduce operating costs and to raise sufficient funds may result in an inability to continue as a going concern. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans and investments, which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

In September 2014, we completed a $120 million convertible senior note offering, or the Notes (due on October 1, 2019), and received net proceeds of $115.4 million. With respect to the Notes, the credit agreement contains a covenant that prohibits us from paying cash upon conversion (other than cash in lieu of fractional shares), redemption, repurchase or other payment in respect of the principal amount of any of the Notes. The credit agreement also contains certain affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Noncompliance with one or more of the covenants and restrictions could result in the amounts borrowed under the agreement becoming immediately due and payable.

During the time that the Notes are outstanding, we may not at any time incur any indebtedness other than permitted debt, which is defined as: (a) revolving debt secured by our accounts receivable and the proceeds therefrom in a principal amount not to exceed $50 million; (b) unsecured indebtedness (including the Notes) in a principal amount not to exceed (when combined with any indebtedness incurred under clause (c) below) $150 million; (c) secured indebtedness secured by our intellectual property in a principal amount not to exceed (when combined with any indebtedness incurred under clause (b) above) $150 million; and (d) unsecured subordinated indebtedness in a principal amount not to exceed $50 million. Furthermore, we may incur indebtedness if (a) we are not in default and such additional debt would not put us into default and (ii) the consolidated leverage ratio, as defined, after taking the additional debt into account does not exceed 5:1. We were in compliance with these covenants as of July 31, 2016.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

The following summarizes our contractual obligations as of July 31, 2016 (in thousands):

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Convertible senior notes, including interest (1)	$137,850	$5,100	$10,200	$122,550	$—
Purchase commitments (2)(3)	17,665	5,415	3,500	3,500	5,250
Facility operating lease commitments	2,254	2,254	—	—	—

	$157,769	$12,769	$13,700	$126,050	$5,250

(1)	The convertible senior notes reflected above include projected interest payments over the term of the notes as of July 31, 2016, assuming interest rates in effect for the borrowings as of July 31, 2016 and redemption of the borrowings on October 31, 2019 in accordance with the terms of the notes.
(2)	Purchase obligations include non-cancelable purchase orders for raw materials inventory and others. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.
(3)	In June 2012, we entered into an agreement with the Forty Niners SC Stadium Company LLC, or the Team, which was amended in April 2014. As part of the amended agreement, we will receive advertising during home games and the ability to meet with potential and existing partners and customers at sporting and other events at the stadium in Santa Clara, California. We committed to make payments to the Team of $1.75 million per year through fiscal year 2024.

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and short-term money market funds held by large United States commercial banks. Due to the short-term nature of these instruments, the fair value of our portfolio is relatively insensitive to interest rate changes. Declines in interest rates, however, would reduce future interest income. During the three months and six months ended July 31, 2016 and 2015, a hypothetical 10% change in interest rates would not have had a material impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On July 28, 2016, the court issued an order granting final approval of class settlement, judgment and order of dismissal with prejudice. The class settlement included, among other things, the establishment of a settlement fund of $7.5 million, which was disbursed as provided in the settlement agreement and the court’s orders. The settlement fund was paid by our insurance carrier and did not result in any additional expense to us in the current period.

A putative stockholder derivative action is pending before the same court as the putative class action. In the derivative action, the plaintiffs allege that certain of our current and former officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The parties have submitted to the court a motion for preliminary approval of a settlement of the derivative action. The settlement includes our agreement to certain governance changes relating to: evaluation of stockholder proposals;, board independence; board competence; formalizing the operation of our management’s disclosure committee; the functioning of the audit committee of our board of directors; performance goals for our chief executive officer; and certain modifications to our compliance functions and corporate governance policies. We can make no assurance that the proposed settlement will be approved by the court.

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

Risks Related to Our Business

We have a history of losses and may not be able to achieve profitability or continue as a going concern.

We have incurred recurring operating losses and negative cash flows from operating activities since inception through July 31, 2016, and we have an accumulated deficit of $603.3 million and cash, cash equivalents and short-term investments of $31.4 million as of July 31, 2016. During the six months ended July 31, 2016, we reported a net loss of $42.7 million and negative cash flows from operations of $32.2 million. During the year ended January 31, 2016, we reported a net loss of $99.1 million and negative cash flows from operations of $78.6 million. These factors raise substantial doubt about our ability to continue as a going concern. Furthermore, we expect to incur net losses for at least the next twelve months even though we continue to restructure and reduce our expenses to be more in line with our current revenue expectations. Through July 31, 2016, we have relied primarily on the proceeds from equity offerings and debt financing to fund our operations. If our revenue does not increase substantially, we will not be profitable. Even if we achieve profitability, we may not be able to sustain it. Our ability to continue as a going concern is dependent upon us successfully addressing viability concerns by our customers, achieving profitability and obtaining the necessary financing to fund our operations until profitability is reached.

We require additional capital to support our business and this capital might not be available on acceptable terms, or at all.

Our ability to support our business while we attempt to reach profitability requires us to seek additional funds. Additional capital through equity markets, debt markets or other financing arrangements may or may not be available to us.

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

We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, our ability to continue to support our business and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects, including our ability to continue as a going concern, could be adversely affected.

We were notified by the New York Stock Exchange (the “NYSE”) that we were not in compliance with certain NYSE continued listing requirements. Our disclosure of the notice of non-compliance could have a material, adverse effect on our business, operating results and financial condition.

We disclosed publicly that, on January 8, 2016, we received a notice from the NYSE that we were not in compliance with an NYSE continued listing standard because the average closing price of our common stock was less than $1.00 per share over the consecutive 30-day trading period ended January 6, 2016 (the “Share Price Listing Requirement”). We also disclosed that, on April 27, 2016, we received a notice from the NYSE that we are not in compliance with an NYSE continued listing standard because, as of April 22, 2016, our average global market capitalization over a thirty trading-day period was below the NYSE requirement of $50 million and, as of January 31, 2016, our stockholder’s equity deficit was below the NYSE’s requirement of $50 million (the “Market Capitalization Listing Requirement”).

On June 30, 2016, our stockholders approved a reverse stock split with a ratio within a range of 1-for-2 and 1-for-10 and a reduction in the number of our authorized shares of common stock from 1,000,000,000 to 250,000,000. Our board determined the reverse stock split ratio to be 1-for-4, and the reverse stock split was effective on July 5, 2016. On July 11, 2016, we were notified by the NYSE that we had achieved compliance with the Share Price Listing Requirement and that we remained non-compliant with the Market Cap Listing Requirement. However, there can be no assurance that we will be able to remain in compliance with the Share Price Listing Requirement. Our failure to do so will result in a suspension by the NYSE of trading in our common stock and the initiation of procedures to delist our common stock. In addition, the reverse stock split has adversely affected and could continue to adversely affect our stock price.

Our non-compliance with the Market Capitalization Listing Requirement could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services and could have a material, adverse impact on our business, operating results and financial condition.

If we do not regain compliance with the Market Capitalization Listing Requirement, our common stock will be subject to the NYSE’s suspension and delisting procedures. The suspension of trading in or the delisting of our common stock would have a material, adverse effect on our business, operating results, financial condition, prospects and common stock.

We timely submitted to the NYSE a plan of definitive action we are taking which we believe will bring us into compliance with the Market Capitalization Listing Requirement. On July 21, 2016, we were notified by the NYSE that the NYSE’s Listings and Compliance Committee accepted our plan and that NYSE Regulation senior management has acknowledged the acceptance. The NYSE will closely monitor our attempt to implement our plan over the next 18 months and our failure to achieve the initiatives and goals included in the plan will result in our being subject to an NYSE trading suspension at the time any initiative or goal is not met. In order to regain compliance with the Market Capitalization Listing Requirement, we will have to maintain the required $50 million global market capitalization for a 180-day period within the plan period. Our failure to do so will result in a suspension by the NYSE of trading in our common stock and the initiation of procedures to delist our common stock.

In addition, if our average global market capitalization over a consecutive thirty trading-day period is less than $15 million, the NYSE will promptly initiate suspension and delisting procedures and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance and our common stock will be delisted.

A suspension or delisting would adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services, and would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation.

In the event of a delisting, our common stock could be traded on the over-the-counter bulletin board, or in the so-called “pink sheets.” In the event of such trading, it is highly likely that there would be: significantly less liquidity in the trading of our common stock; decreases in institutional and other investor demand for our common stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker-dealers willing to execute trades in our common stock. The occurrence of any of these events could result in a further decline in the market price of our common stock. The occurrence of any of these events could impair our ability to retain and attract employees and members of management.

A suspension or delisting of our common stock could result in a default of our obligations under the indenture governing our Convertible Senior Notes (“Notes”).

A suspension or delisting of our common stock could result in a demand by the holders of our Notes that we repurchase the Notes pursuant to the terms and conditions of the indenture. In that event, we may not be able to repurchase our Notes, which could result in a default under the indenture. In the event of a default, our Notes would become immediately due and payable. If we are unable to pay our Notes, the holders, among other things, could pursue legal action against us.

A default under the indenture likely would have a material adverse impact upon our business, operating results, and financial condition and prospects, and likely would adversely affect our ability to continue as a going concern.

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

Revenue has been decelerating for the past five quarters. Our total revenue was $15.3 million, $12.5 million, $10.9 million for the second, third and fourth quarters of fiscal 2016, respectively, and $9.7 million and $7.5 million for the first and second quarters of fiscal 2017, respectively.

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

Our customers’ and potential customers’ decisions to purchase our products and services may be influenced by our financial results.

Our customers and potential customers may consider our financial results in deciding whether to purchase our products and services. To the extent that customers and potential customers view our financial results negatively, they may decide not to purchase our products and services, or to purchase less, or to delay their purchases, or to demand terms that are not favorable to us, any of which would adversely affect our business, operating results and financial condition.

The public announcement of our engagement of a financial advisor to assist us in exploring strategic alternatives and the conclusion of that process whereby there were no buyers of the Company has and could continue to adversely affect our business, financial condition and results of operations.

Our public announcement that we retained a financial advisor to assist us in exploring strategic alternatives has and could further disrupt our business and create uncertainty about our prospects as a stand-alone entity. Furthermore, our announcement that this process did not yield any buyers for the Company has adversely affected and could continue to adversely affect our business. Such disruption or uncertainty has and could further have a material adverse effect on our business, financial condition and results of operations. The risks to our business include:

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

Competitive factors could make it more difficult for us to sell our products, resulting in increased pricing pressure, reduced gross margins, increased sales and marketing expenses, longer customer sales cycles and failure to increase, or the loss of, market share, any of which could seriously harm our business, operating results and financial condition. Any failure to meet and address competitive challenges could materially and adversely our business, operating results and financial condition.

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

Historically, large purchases by a relatively limited number of customers have accounted for a majority of our product revenue, and the composition of the group of our largest customers has changed from period to period. These concentrated purchases are made on a purchase order basis rather than pursuant to long-term contracts. Total revenue from our five largest customers for the years ended January 31, 2016, 2015 and 2014 were 26%, 30% and 35%, respectively. Total revenue from our five largest customers for the three months ended July 31, 2016 and 2015 were 36% and 48%, respectively, and 34% and 36% for the six months ended July 31, 2016 and 2015, respectively. As a consequence of our limited number of customers, the concentrated nature of their purchases and the timing of purchases from these large customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. Any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. We cannot provide any assurance that we will be able to offset the discontinuation or reduction of concentrated purchases by our larger customers with purchases by other new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially and adversely our business, operating results and financial condition.

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

In response to changes in market conditions and market demand for our products, we have in the past undertaken cost savings initiatives. For example, in March 2016, we announced a restructuring plan focused on aligning our expense structure with revenue expectations. In connection with the restructuring plan, we reduced headcount by approximately 25% from that as of October 31, 2015. We may in the future undertake initiatives that may include restructuring, disposing of, and/or otherwise discontinuing certain products, or a combination of these actions. Rapid changes in the size, alignment or organization of our workforce, including sales account coverage, could adversely affect our ability to develop, sell and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other asset reductions (including, without limitation, impairment charges) and workforce and facility reductions. Charges associated with these activities would harm our operating results. In addition, if we continue to reduce the size of our workforce, our ability to compete effectively and increase our revenue may be adversely affected. We may not realize any of the anticipated benefits of the underlying restructuring activities.

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

We also sell to technology and systems integrators that incorporate our products into their solutions, which can require an extended evaluation and testing process before our product is approved for inclusion in one of their solutions. We also may be required to customize our product to interoperate with an integrator’s solution, which could further lengthen the sales cycle for sales to them. The length of our sales cycle makes us susceptible to the risk of delays or termination of orders if end-customers decide to delay or withdraw funding for datacenter projects, which could occur for various reasons, including global economic cycles and capital market fluctuations. In addition, as a result of the lengthy and uncertain sales cycles of our products, it is difficult for us to predict when customers may purchase products from us and as a result, our business, operating results and financial condition may vary significantly and be materially and adversely affected.

Ineffective management of product transitions or our inventory levels, including inventory used in trial deployments, could adversely affect our operating results.

If we are unable to properly forecast, monitor, control and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain in order to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in the inventory level of our finished products which would cause us to incur manufacturing costs in a period that are not offset by sales of finished products. In addition, our inability to manage inventory levels in connection with future product transitions may materially and adversely affect our business, operating results and financial condition.

For example, in the fourth quarter of fiscal 2015, we incurred a provision for excess and obsolete inventory of $17.6 million and an increase in accrued liabilities of $2.3 million for non-cancellable purchase orders when we transitioned from our 6000 Series All Flash Array to our Flash Storage Platform. Again, in the second quarter of fiscal 2017, we incurred a provision for excess and obsolete inventory and related commitments of $2.9 million as we failed to meet our sales forecasts. Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships or cause us to lose potential sales

We typically provide trial deployments to potential customers and maintain the classification of these products in the field as inventory. We may not be able to convert these trial deployments into sales, which could lead to higher levels of inventory, lost or damaged units, risk of obsolescence and excessive wear making them unsaleable or saleable only at low margin or at a loss. Although our sales contracts typically provide that we are not obligated to accept product returns, except for warranty claims, for purchased products, in limited circumstances, we may determine that it is in our best interest to accept returns or exchange products in order to maintain good relationships with customers. Product returns or exchanges would increase our inventory and reduce our revenue. If we are unable to sell our inventory in a timely manner, we could incur additional carrying costs, reduced inventory turns and potential write-downs due to obsolescence, particularly in periods of product transition.

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

The market for flash memory in storage products is rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to trends in this market as they develop and evolve. Sales of our products are dependent in large part upon our ability to penetrate the primary storage market in addition to markets that require high-performance data storage solutions, such as business-critical applications, virtualization and Big Data. It is difficult to predict with any precision customer adoption rates, end-customer demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately predict our future performance. Our products may never gain broad adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although flash-based data storage products have a number of advantages compared to other data storage alternatives, flash-based storage devices have certain disadvantages as well, including increased utilization of host system resources than traditional storage, and in some circumstances may require end-customers to modify or replace network systems originally installed for traditional storage media. A reduction in demand for flash-based data storage caused by lack of end-customer acceptance, technological challenges, competing technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would materially and adversely affect our business, operating results and financial condition.

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

In order to maintain or increase our gross margins, we need to continue to create valuable software solutions to be integrated with our products. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to increase our overall gross margins. If we are unable to successfully develop or acquire, and then market and sell future generations of our products, our ability to increase our revenue and gross margin will be materially and adversely affected.

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

Our strategic relationship with GlobalLogic is subject to material risks and uncertainties.

We have disclosed publicly that we have entered into a strategic relationship with GlobalLogic, Inc. (GlobalLogic”) in connection with our research and product development efforts, that GlobalLogic currently is working with us on software quality assurance matters, and that our relationship with GlobalLogic may expand into other areas of product development in time. In the event that the strategic relationship is not successful, we would be required to make other arrangements for the research and product development efforts being handled by GlobalLogic, which could involve considerable expense and which could result in material delays in our product development efforts or affect our ability to support our customers in a timely fashion. If we were to incur such expense and experience such delays, our business, operating results and financial could be materially and adversely affected.

In addition, at this time, GlobalLogic’s research and development work for us is being conducted in Kiev, Ukraine. Ukraine recently has been subject to armed conflict, civil unrest and government instability. A continuation or worsening of any of these conditions could require us to make arrangements with GlobalLogic to provide its services at other locations, which could result in our incurring considerable expense and delays in our research and product development efforts. Such expense and delays could materially and adversely affect our business, operating results and financial condition.

Our research and development efforts may not produce successful products that result in significant revenue in the near future, if at all.

Developing our products and related enhancements is expensive. Our investments in research and development may not result in marketable products or may result in products that are more expensive than anticipated, take longer to generate revenue or generate less revenue, if at all, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, which could adversely affect our business, operating results and financial condition.

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

Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of resellers, distributors and authorized service providers in markets where we do not have a direct sales force or direct customer service personnel. We currently have direct sales personnel covering over 15 countries as of July 31, 2016. In other markets, we rely and expect to continue to rely on establishing relationships with systems vendors, resellers and authorized service providers. Our ability to maintain or grow our international revenue will depend, in part, on our ability to carefully select, manage and expand our network of resellers, distributors and authorized service providers. We also have agreements with authorized service providers that deliver and install our products, as well as provide post-sale customer service and support, on our behalf in their local markets. In markets where we rely on resellers, distributors and authorized service providers, we have less contact with our customers and less control over the sales process and their responsiveness. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify and train our systems vendor partners, resellers and authorized service providers and to monitor their sales activity as well as the customer support and services being provided to our customers in their local markets could harm our business, operating results and financial condition.

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

We rely on Flextronics International Ltd. (“Flex”) to manufacture all of our products, manage our supply chain and, alone or together with us, negotiate component costs. We purchase our flash components directly from a single-source supplier and consign these components to Flex. Our reliance on our contract manufacturer reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturer or if our contract manufacturer experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturer are unable to negotiate with suppliers for reduced component costs, our business, operating results and financial condition could be materially and adversely affected.

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

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with our contract manufacturer and component suppliers. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand for our products. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturer from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. If our contract manufacturer is unable to provide us with adequate supplies of high-quality products, or if we or our contract manufacturer is unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be materially and adversely affected.

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

If our supply of certain components is disrupted or delayed, or if we need to replace one or more of our existing suppliers, there can be no assurance that additional supplies or components will be available when required or that supplies will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and materially adversely affect our business, operating results and financial condition. If we are successful in growing our business, we may not be able to continue to procure components at acceptable prices, which would require us to enter into longer term contracts with component suppliers to obtain these components at competitive prices. In addition, errors or defects may arise in some of our components supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims. If any of these were to occur, our costs would increase and our gross margins would decrease, and our business, operating results and financial condition could be materially and adversely affected.

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

Any intellectual property rights claim against us or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could seriously harm our business, operating results and financial condition. In addition, parties to intellectual property litigation often announce the results of hearings, motions or other interim developments, and if securities analysts or investors perceive these results to be negative, it could have a material and adverse effect on the price of our common stock.

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

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. There can be no assurance that we will have the financial resources to conduct such litigation. Any such litigation could result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. In addition, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. As a result, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available.

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

We expect to face numerous challenges as we transact business internationally.

Our business has developed internationally. As of July 31, 2016, we had 78 sales and marketing employees worldwide as well as over 100 channel partners in over 30 countries. Although we expect a portion of our future revenue growth will be from channel partners and end-customers located outside of the United States, we may not be able to increase international market demand for our products.

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

We incorporate open source software into our products. Although we monitor our use of open source software closely, we cannot guarantee that we are aware of all the open source software included in our products. Moreover, the terms of many open source licenses have not been interpreted by courts in or outside of the United States, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could materially and adversely affect our business, operating results and financial condition.

We also incorporate proprietary third-party technologies, including software programs, into our products. We rely on license agreements to gain access to these third-party technologies and may need to enter into additional license agreements in the future. However, licenses to relevant third-party technology may not be or remain available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially and adversely affect our business, operating results and financial condition.

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

Moreover, we cannot assure you that we would realize the anticipated benefits of any acquisition or investment. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur significant charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could materially and adversely affect our business, operating results and financial condition.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, operating results and financial condition.

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

We have been, and may in the future be, the subject of actions taken by “activist” stockholders, which may cause us to incur additional costs which could harm our business and which could adversely affect our operating results and financial condition.

We have been, and may in the future be, the subject of actions taken by “activist” stockholders. For example, in early 2016, we were advised by certain activist stockholders that they intended to nominate three directors for election to our board of directors at our 2016 annual meeting of stockholders. Although the activist stockholders ultimately did not pursue a proxy contest, we incurred additional expense in preparing our proxy materials for our 2016 annual meeting. Any future proxy contests could be costly and time-consuming, and could interfere with the ability of our Board and senior management to devote all of their attention to our business, which could adversely affect our operations. In addition, any perceived instability in the composition of our Board may create uncertainty in the marketplace about our business and stability and may be exploited by our competitors or cause concern to our customers which may result in the loss of potential business opportunities. The election of persons to our Board who do not agree with our business strategy could adversely affect the ability of our Board to function efficiently and could materially and adversely affect our ability to implement our business strategy, our business, operating results, and financial condition.

In addition activist stockholders could take other actions, including, but not limited to, making public demands that we consider certain strategic alternatives for the Company and, engaging in public campaigns to attempt to influence our corporate governance and/or our management. Such actions could cause us to incur substantial costs, including legal and other professional fees and expenses, may materially harm our relationships with current and potential customers, current and potential investors, current and potential lenders, and others, may otherwise materially harm our business, and may materially and adversely affect our operating results and financial condition.

Additional Risks Related to Our Common Stock

Our stock price may be volatile. Further, you may not be able to resell shares of our common stock at or above the price you paid.

Our common stock is currently traded on the NYSE, but we can provide no assurance that there will be active trading on that market or any other market in the future, especially in the event there is a suspension of trading in or a delisting of our common stock or a default under our credit facilities or the indenture governing our Notes. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Effective July 6, 2016 our shares were subject to a 1-for-4 reverse split. Adjusting for this change, our shares were sold in our IPO in September 2013 at $36.00 per share, and our stock price has ranged from $1.12 to $31.92 per share through July 31, 2016. Some of the factors affecting our volatility include:

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

In addition, the stock market in general, and the market for technology companies in particular, has experienced and may continue to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock during the period following our recently completed public offering. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in material costs and expenses, and a diversion of our management’s attention and resources.

Litigation could cause us to incur substantial costs and divert our attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. We and a number of our current and former officers and directors and others are or have been defendants in putative class and derivative action litigation, which is discussed below in the Section entitled “Legal Proceedings.” Any litigation to which we are a party may result in the diversion of management attention and resources from our business and business goals. In addition, any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal and that may require us to make payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could materially and adversely affect our business, financial condition or results of operations.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock has declined and could decline again when one or more equity analysts downgrade our common stock or when those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may materially and adversely affect the market price of our common stock.

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

If we do not obtain stockholder approval and satisfy our conversion obligation by delivering shares of common stock, or if we obtain stockholder approval and elect to satisfy our conversion obligation by paying cash and delivering shares of common stock, the issuance of additional shares will dilute the ownership of stockholders. In addition, any sales in the public market of shares of common stock that we issue upon conversion could materially and adversely affect the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit No.	Filing Date	Filed Herewith

10.1	Master Services Agreement between GlobalLogic, Inc. and Violin Memory, Inc., dated June 17, 2016.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIOLIN MEMORY, INC.

Dated: September 14, 2016	By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 14, 2016	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	Exhibit No.	Filing Date	Filed Herewith

10.1	Master Services Agreement between GlobalLogic, Inc. and Violin Memory, Inc., dated June 17, 2016.				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.